Form 10-K
period 1999-12-31
AMERIVISION COMMUNICATIONS INC
filed 2001-04-17
CIK 879385

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1999

                                    FORM 10-K

 (MARK ONE)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM         TO

                           COMMISSION FILE NO. 0-27683

                        Amerivision Communications, Inc.
             (Exact name of registrant as specified in its charter)

                 OKLAHOMA                                 73-1378798
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

     5900 MOSTELLER DRIVE, SUITE 1800                       73112
         OKLAHOMA CITY, OKLAHOMA                          (Zip Code)
 (Address of principal executive offices)

                                 (405) 600-3800
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                   WHICH REQUESTED
       -------------------                   ---------------
       NONE                                  N/A

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.10 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 30, 2001, there were 842,727 shares of Common Stock of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================

                                TABLE OF CONTENTS

ITEM 1.        BUSINESS.....................................................................................   1
ITEM 2.        PROPERTIES...................................................................................  13
ITEM 3.        LEGAL PROCEEDINGS............................................................................  13
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS........................................  15
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................  15
ITEM 6.        SELECTED FINANCIAL DATA......................................................................  16
ITEM 7.        AMERIVISION COMMUNICATIONS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................................  17
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................................  26
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................  26
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........  27
ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................  27
ITEM 11.       EXECUTIVE COMPENSATION.......................................................................  28
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................  32
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................  34
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................  40

ITEM 1. BUSINESS

GENERAL

     AmeriVision Communications, Inc. (the "Company" or "Amerivision") is a provider of long distance telephone and other telecommunications services primarily to residential users. The Company acquires customers through affinity-based marketing. Under this type of marketing program, the Company obtains membership lists from non-profit organizations that support strong family values, such as American Family Association, Concerned Women For America, Christian Broadcasting Network, Christian Coalition, and T.D. Jakes Enterprises and promotes its services under the LIFELINE(R) service mark to those organizations' members. The non-profit organizations receive a percentage (currently approximately 10) % of certain collected revenues generated from their members ("Giveback"). In some cases the organizations will directly contact their members to sell the Company's services. In return the organizations may receive a sign up fee for each new customer obtained by that organization, in addition to the percentage of revenues. The Company has experienced substantial success marketing to this family values affinity largely because its customers, in addition to receiving essential telecommunications services, are able to indirectly contribute to causes they strongly support. The Company makes payments to thousands of non-profit organizations and as of December 31, 1999 had over 400,000 subscribers for its telecommunication services in all 50 states.

     WorldCom, Inc. ("WorldCom") is the primary carrier of the Company's long distance traffic. Effective February 1, 1999 the Company began operating the switching assets and personnel of Hebron Communications Corporation ("Hebron"), which includes telecommunications switches in Oklahoma City and Chicago. The Company plans to purchase the switches later this year under terms of an asset purchase agreement with Hebron. The purchase allows the Company to originate and terminate a portion of its long distance calls. See Item 13 below for a discussion of Hebron and the terms of the transaction with Hebron.

     In addition to long distance and related telecommunication services, (e.g., calling cards, prepaid cards and toll free service), the Company also offers its customers Internet access and paging services under the LifeLine brand. These programs are discussed below.

     AmeriVision offers a nationwide dial-up Internet access service ("ISP") with an optional filter. The Lifeline ISP includes affinity tools to create a community for Lifeline's target customers. AmeriVision is expanding its online capabilities, including on-line interactive Internet customer service, sales and e-billing.

     AmeriVision resells the paging services of Paging Networks, Inc., (now Arch Wireless) the largest provider of paging service in the United States. The Company offers alpha and numeric paging on the local, regional and national level.

     The Company was incorporated in 1991 as an Oklahoma corporation and maintains its principal executive offices at 5900 Mosteller Drive, Suite 1800, Oklahoma City, Oklahoma 73112. The Company's telephone number is (405) 600-3800.

MAJOR DEVELOPMENTS

     Several important developments have occurred with respect to the Company and its business, which include:

     RESOLUTION OF SECURITIES AND EXCHANGE COMMISSION'S INVESTIGATION. In July 1996, at the request of the Company, the Securities and Exchange Commission (the "Commission") instituted an investigation into whether the Company and its then directors and principal officers had violated any federal securities laws. In July 1998 the Commission issued a cease-and-desist order to the Company, Hebron and Tracy C. Freeny, at that time President of the Company, and Carl Thompson, at that time Senior Vice President of the Company with respect to the subject matter of the investigations, which concluded the investigation. See Item 3 - "Legal Proceedings - Investigation by the Securities and Exchange Commission."

     ADDITION OF NEW DIRECTORS. In October 1998, three members of the current board of directors of the Company were first elected, bringing a wide range of skills and experiences to the Company. The new directors are Stephen D. Halliday, a lawyer and accountant with 20 years of professional experience; Jay
A. Sekulow, a lawyer who is in charge of a nationally known public interest law firm; and John B. Damoose, a former executive with a Fortune 500 corporation. See Item 10 - Directors and Officers.

     ADDITION OF NEW OFFICERS AND KEY EMPLOYEES. In October 1998, Stephen D. Halliday was elected President and Chief Executive Officer of the Company. Prior to that, Mr. Halliday had been performing various consulting services for the Company while serving as a partner at Wiley, Rein & Fielding; a leading telecommunications law firm. In December 1998, five members of

PricewaterhouseCoopers LLP telecommunications consulting practice with, collectively, over 75 years of experience in the telecommunications industry joined the Company, including Kerry A. Smith, a Vice President of the Company, and such persons are very active in the Company's business and operations. In April 1999, David E. Grose joined the Company as Vice President and Chief Financial Officer and brings with him over 10 years experience as chief financial officer of publicly-traded concerns. See Item 5 - Directors and Officers.

     TERMINATION OF RELATIONSHIP WITH VISIONQUEST MARKETING SERVICES, INC. Effective January 1, 1999, the Company and VisionQuest Marketing Services, Inc. ("VisionQuest") mutually terminated their business relationship. Until such time VisionQuest had performed substantially all of the Company's telemarketing service requirements, but the Company determined it needed to establish a core telemarketing business, which it has been able to operate on a more cost-effective basis than through its prior relationship with VisionQuest. See
Item 13 - Certain Relationships and Related Transactions - Transactions with VisionQuest.

     NEW CREDIT FACILITY WITH COAST BUSINESS CREDIT, INC. In February 1999, the Company entered into a credit facility with Coast Business Credit, Inc. ("Coast Loan") providing the Company with up to $12.6 million in financing and in May 1999 the Company was approved to increase the availability under the credit facility to an aggregate of $30.0 million. The proceeds of the Coast Loan have been used by the Company to repay more expensive indebtedness and to pay for necessary capital improvements and restructuring. In connection with the Coast Loan, certain parties, including Hebron and three directors of the Company, all agreed to subordinate all amounts owed to them by the Company to the Coast Loan.

     NEW SUPPLY AGREEMENT WITH WORLDCOM. In April 1999, the Company entered into a multi-year supply agreement with WorldCom for long distance services. The Company lowered its costs as a result of the new agreement and resolved certain billing disputes and claims between the two parties. See Item 1 - Business - Suppliers.

     TRANSACTIONS WITH HEBRON. Effective February 1999, the Company began operating certain telecommunications switches of Hebron and, subject to certain conditions including approval of Hebron's shareholders, will acquire such switches later this year. The Company will also acquire all of Hebron's assets related to an Internet product it had been jointly developing with the Company. The closing of the transaction will allow the Company to have both switched and switchless long distance under its full control and to operate both the switches and the Internet assets on a more effective and cost efficient basis than through its prior relationship with Hebron. See Item 13 - Certain Relationships and Related Transactions - Transactions with Hebron.

BUSINESS STRATEGY

     The Company's overall strategy is to profitably grow its telecommunications and other services by further developing the family values affinity. Elements of the Company's strategy include:

     o Building the Company's Brand. Although the Company is a significant affinity-based marketing company, the Company believes that it is still relatively unknown in the marketplace. The Company has retained one of the nation's leading non-profit marketing consulting firms, to assist the Company in improving its image and brand awareness.

     o Expanding its Marketing Efforts and Portfolio of Telecommunications-Related Services. In 1999 substantially all of the Company's revenues were derived from the provision of long distance telephone service. The Company believes that it can grow its revenues by increasing the marketing of its existing services to the membership of organizations currently endorsing LifeLine services, offering additional bundled telecommunications services, such as Internet access, and adding new participating organizations.

     o Providing Cost Competitive Services. The Company continually works to position its services in a manner that is cost-competitive with similar services provided by major telecommunications services providers. To achieve competitive margins on its telecommunications services the Company intends to continually review and refine its operations to achieve operating and cost effectiveness.

     o Building a Business-Oriented Product Offering. Historically, the vast majority of the Company's customers have been residential. The Company believes that it can expand its customer profile to include small and medium size businesses. The Company is planning to increase its marketing efforts to small and medium size businesses by approaching organizations currently endorsing LifeLine.

     o Marketing Non-Telecommunications Products and Services. In light of the Company's success in marketing telecommunications services to the family-values affinity groups, the Company believes that there is a substantial opportunity to market non-telecommunication services to its customer base. For example, the Company currently provides a credit card product.

INDUSTRY OVERVIEW

     LONG DISTANCE

     Long distance companies can be categorized in different ways. One distinction is between facilities-based companies and non-facilities-based companies, or resellers. Facilities-based companies own transmission facilities, such as fiber optic cable or digital microwave equipment. Profitability for facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. Non-facilities-based companies, such as the Company, contract with facilities-based carriers to provide transmission of their customers' long distance traffic. Pricing in such contracts is typically either on a fixed rate lease basis or a call volume basis. Profitability for non-facilities based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers.

     A second distinction among long distance companies is that of switch-based versus switchless carriers. Switched carriers have one or more switches, computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switched carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. If the Company completes its acquisition of certain assets of Hebron, the Company will operate and own switches in two markets, Oklahoma City and Chicago, but will continue to contract with facilities-based carriers to provide most of its switching services.

     Competition in the long distance industry is based primarily upon pricing, customer service, network quality and value-added services. The success of a non-facilities-based carrier such as the Company depends almost entirely upon the amount of traffic that it can commit to the underlying carrier; the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers like the Company may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The non-facilities-based carrier devotes its resources entirely to marketing, operations and customer service, deferring many of the costs of network maintenance and management to the underlying carrier.

     The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates for individuals and small business customers. Individuals and small business customers do not generate enough volume to receive reduced rates. The higher rates result from the higher cost of credit, collection, and billing and customer service per revenue dollar associated with small billing level long distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long distance product, processes orders, verifies credit and provides customer service to these large numbers of small accounts.

INTERNET ACCESS SERVICES

     Internet access and related value-added services ("Internet services") represent a segment of the telecommunications marketplace. Declining prices in the personal computer market, continuing improvements in Internet connectivity, advancements in Internet navigation technology, and the proliferation of services, applications, information and other content on the Internet have attracted a growing number of users.

PRODUCTS AND SERVICES

     Currently, the Company's revenues are substantially all from long distance sales, however, as discussed below, other products are entering the sales cycle.

TELECOMMUNICATIONS SERVICES

     Long Distance. The Company provides long distance service to over 400,000 subscribers, as of December 31, 1999 most of whom are residential. In addition, the Company offers calling cards, prepaid phone cards, and toll-free service. For these services, the Company offers pricing which is competitive (including discounted rates for higher volume) with the larger long distance companies

     Wireless. The Company resells the paging services of Paging Networks, Inc., (now Arch Wireless) the largest provider of paging service in the United States. Local, regional and national paging service is offered on an alpha and numeric basis. The Company is also exploring offering wireless telephone service by reselling the services of a national or regional wireless provider.

     Internet Access. In July 1999, the Company began offering Internet access services nationwide on a dial-up basis. The Company's Internet access service includes an optional filter so that its subscribers will not, subject to certain limitations inherent to the filtering technology, be able to access "offensive" materials on the Internet.

NON-TELECOMMUNICATIONS SERVICES

     In light of the Company's success in marketing telecommunications services to family-values affinity groups, the Company believes that there is an opportunity to market non-telecommunication services to its customer base. The Company currently issues a branded credit card issued by Guaranty Bank based in Oklahoma City. The Company believes that the pricing and terms offered to its participating organizations are competitive with major credit card providers.

MARKETING AND SALES

     The Company primarily markets its telecommunications services utilizing the family values affinity. To obtain new customers, the Company uses sales executives, telemarketing and various promotional efforts including direct mail, radio, television, convention advertising and the Internet.

     Some of the sales executives expend the majority of their efforts obtaining new non-profit organizations who will endorse LifeLine services and maintaining existing relationships. The other sales executives principally seek to expand the number of members of existing non-profit organizations who endorse LifeLine services as well as sell additional services to and seek to improve the retention rate of existing subscribers. Prior to 1999, sales executives were compensated based on a percentage of sales revenue collected with some agreements as long as 25 years. On a transition basis these commission arrangements have been generally terminated and are being replaced by base salaries and bonuses, if appropriate, based on performance.

     Once membership lists of non-profit organizations have been obtained, the Company generally contacts members and solicits their telecommunications services through direct mail and telemarketing. The Company works with the organizations in its direct mail efforts, often placing advertising in newsletters or inserting brochures about the Company in the organizations' mailings. The Company also uses its telemarketing resources to contact members of participating organizations. The Company operates a call center in Tahlequah, Oklahoma and, as of December 31, 1999, the call center had an aggregate of 350 full and part time employees who operate over 250 call stations. The Company advertises its services through radio programs, which target viewers and listeners who support the family-values affinity, including Christian radio and television networks. The Company participates in conferences and conventions sponsored by organizations endorsing LifeLine services. Prior to those events, the Company will either advertise in materials being sent or send materials to persons attending the event in order to increase awareness of the telecommunications services the Company offers. At the actual events, the Company will set up booths or make presentations regarding its telecommunications services and have personnel on site to explain the services and assist in enrolling customers.

     The Company has also recently begun capitalizing upon the marketing opportunities created through the Internet. On some websites of participating organizations, the Company's services are promoted or a link to the Company's website is provided.

     Through improved customer service, increased focus on brand awareness, competitive rate plans and additional services the Company is striving to improve its retention rate.

SUPPLIERS

    In April 1999, the Company executed a new 36-month, $72.0 million contract with WorldCom for provision of the Company's long distance traffic. The Company is required to pay WorldCom at least $2.0 million per month for services provided, however, any amount paid by the Company in excess of $2.0 million per month may be credited against any month in which the Company does not use at least $2.0 million worth of service. Since April 1999, the Company has paid WorldCom an average of $2.4 million per month, and has paid less than $2.0 million ($1.97 million) for only one month. The Company also must direct all of its switchless long distance traffic to WorldCom through the term of the contract, although the Company may terminate the contract once it has paid WorldCom $72.0 million (even if that occurs less than 36 months after the effective date of the contract). WorldCom is not obligated to lower the Company's rates, although the Company is permitted to request a reduction every six months and each time the Company has requested a reduction, WorldCom has granted the request. In addition, with execution of the contract the Company received a credit and was released of any prior liability and claims to WorldCom in connection with the settlement of various billing disputes between the Company and WorldCom. This contract also resulted in a pricing reduction from the prior WorldCom billing rates charged to the Company and, as discussed above, additional reductions have been subsequently negotiated.

    In connection with the Asset Purchase Agreement with Hebron, as described in Note B to the financial statements, the Company also assumed responsibility for the telecommunications contract between Hebron and Broadwing (formerly IXC Communications, Inc.), the underlying carrier that transports the Company's call records through the Oklahoma City and Chicago switches. This contract is effective through September 2003, and requires the Company to maintain minimum monthly purchase commitments of $550. The Company met the minimum purchase commitments during 1999

COMPETITION

     OVERVIEW. The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. There are numerous companies offering the services the Company offers, and the Company expects competition to increase in the future. The Company believes that existing competitors are likely to continue to expand their service offerings and/or lower their prices to appeal to existing or potential customers of the Company. Many of the Company's existing competitors have financial, personnel and other resources, including brand name recognition, substantially greater than that of the Company. Moreover, the Company expects that new competitors are likely to enter the communications market, and some of these new competitors may market communications services similar to the Company's services. Some of these new competitors may have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company. In particular, the regional Bell operating companies ("RBOCs") will be strong competitors once they are allowed to provide long distance services in their in-region markets. In addition, AT&T has purchased the cable company TeleCommunications, Inc. and has received regulatory approval to purchase another cable company, MediaOne Group Inc. AT&T intends to use these cable facilities and those of other cable companies with which it has signed agreements to offer local telephony, long distance, Internet, and other services to customers in competition with incumbent local exchange carriers and other competitive local exchange carriers ("CLECs").

     In addition, the regulatory environment in which the Company operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of the Company's current or potential competitors, or could make it easier for additional parties to provide services similar to those offered by the Company.

     LONG DISTANCE. The Company provides long distance services by reselling the facilities of other carriers in the United States. The long distance industry is intensely competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants such as AT&T, Sprint and WorldCom. Moreover, the industry has undergone and will continue to undergo significant consolidation that has created and will continue to create numerous other entities with substantial resources to compete for long distance business, such as Excel Communications, Inc., Frontier and Qwest. In addition, as a result of the Telecommunications Act of 1996 ("Telecommunications Act"), RBOCs will soon be able to enter the long distance market. These larger competitors have significantly greater name recognition and financial, technical, network and marketing resources. They may also offer a broader portfolio of services and have longer standing relationships with customers targeted by the Company. Moreover, there can be no assurance that certain of the Company's competitors will not be better situated to negotiate contracts with suppliers of telecommunications services which are more favorable than contracts negotiated by the Company. Many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for transmission and related termination costs, and which could cause significant pricing pressures on the Company.

     The Company competes in the long distance market primarily on the basis of price, customer service and the ability to provide a variety of communications products and services. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices for long distance calls have declined in recent years and are likely to continue to decrease. Competition in all of the relevant markets is expected to increase which could adversely affect net revenue per minute and gross margins as a percentage of net revenue. There can be no assurance that the Company will be able to compete effectively in the long distance market.

     INTERNET TELEPHONY. Internet Telephony is the transmission of voice long distance services over Internet protocols rather than traditional long distance networks ("IP Telephony"). Certain ISPs have recently announced plans to use IP Telephony to introduce long distance services at rates 30% to 50% below standard long distance rates. IP Telephony could increase pressure on the Company and other communications companies to reduce prices and margins from long distance services. There can be no assurance that the Company will not experience substantial decreases in call volume, pricing and/or margins due to IP Telephony. There can also be no assurance that the Company will be able to offer its telecommunications services to end users at a price which is competitive with the IP Telephony services offered by these new companies.

     INTERNET SERVICE PROVIDER. In July 1999, the Company began providing Internet access nationwide on a dial up basis. The Internet services market is highly competitive, as there are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company's competitors in this market include ISPs, other telecommunications companies, online service providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to the Company. Internet services are currently deemed enhanced services by the FCC and therefore are not subject to federal and state common carrier regulations, including long distance interstate and intra-state access fees. There can be no assurance that Internet services will not be subject to additional regulation in the future.

     TECHNOLOGICAL ADVANCES. In the future, the Company may be subject to intense competition due to the development of new technologies resulting in an increased supply of transmission capacity. The telecommunications industry is experiencing a period of rapid and significant technological evolution marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those to be provided by the Company. The introduction of new products or emergence of new technologies may cause capacity to greatly exceed the demand, reducing the pricing of certain services to be provided by the Company. There can be no assurance that the Company's services will satisfy future customer needs, that the Company's technologies will not become obsolete in light of future technological developments, or that the Company will not have to make significant additional capital investments to upgrade or replace its system and equipment. The effect on the Company's operations of technological changes cannot be predicted and if the Company is unable to keep pace with advances, it could have a material adverse effect on the Company.

REGULATION

     The terms and conditions under which the Company provides telecommunications products and services are subject to government regulation. Federal laws and Federal Communications Commission ("FCC") regulations apply to interstate telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

     DOMESTIC FEDERAL REGULATION. The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to significantly reduced federal regulation. After the reclassification of AT&T as a non-dominant carrier in its provision of domestic services, among domestic carriers only the LECs are classified as dominant carriers for the provision of interstate access services. As a consequence, the FCC regulates many of the rates, charges, and services of the LECs to a greater degree than the Company's. A separate affiliate of an RBOC complying with certain statutory separation requirements and, once authorized, offering in-region interstate inter-exchange services is regulated as a non-dominant carrier. Similarly, a separate affiliate of an independent LEC offering in-region interstate inter-exchange services is treated as non-dominant, but the separation requirements it must comply with are less strict than those applicable to the RBOCs. This non-dominant treatment may make it easier for the RBOCs to compete directly with the Company for long distance subscribers. Because AT&T is no longer classified as a dominant carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which may make it easier for AT&T to compete with the Company for low volume long distance subscribers.

     The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecommunications Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served for such inaction.

     The FCC imposes only minimal reporting requirements on non-dominant carriers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on carriers such as the Company whose annual operating revenue exceeds $100 million.

     Resale carriers, like all other interstate carriers, are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management. Other types of FCC regulation may impose costs on the Company, such as regulatory fees, universal service contribution obligations, North American Numbering Plan Administration fees, Telecommunications Relay Services obligations, number portability obligations, Communications Assistance for Law Enforcement Act obligations, the Universal Service Fund surcharge and the Primary Interexchange Carrier Charge.

     The Telecommunications Act authorizes the RBOCs to provide inter-Local Access and Transport Area ("LATA") services within their regions only, upon specific FCC approval. To obtain such approval, an RBOC must demonstrate on a state-by-state basis that is has satisfied a checklist of interconnection and other requirements. The Telecommunications Act also provides for certain safeguards against anticompetitive conduct by the RBOCs in the provision of inter-LATA service including a requirement for a separate subsidiary and certain joint marketing limitations.

     The Telecommunications Act prohibits carriers from changing a subscriber's carrier of telephone exchange or toll services except in conformance with the FCC's verification rules. In addition to other penalties imposed by the Telecommunications Act and the FCC's rules, a carrier that violates the FCC's verification rules and collects charges from the subscriber is liable to the carrier previously authorized by the subscriber for the amount collected. The FCC has adopted rules implementing these provisions. The FCC's order was appealed and some of its rules have been stayed, pending final review by the Court of Appeals.

     STATE REGULATION. The Company is subject to varying levels of regulation in virtually all states. The vast majority of the states require the Company to apply for certification, which entails proof of technical, managerial and financial ability to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. A majority of states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval or notice for various actions including (i) transfers of control of certified carriers;
(ii) corporate reorganizations; (iii) acquisitions of telecommunications operations; (iv) assignments of carrier assets, including subscriber bases and
(v) carrier securities offerings. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In addition, several states have verification rules different from the FCC's regarding changing a subscriber's authorized carrier.

     Currently, the Company can provide originating interstate and intrastate service to customers in all 50 states and the District of Columbia. Of the states in which the Company provides originating service, some state Public Utilities Commissions ("PUCs") actively assert regulatory oversight over the services offered by the Company.

     Additionally, the rules for each state vary in regard to the authorization of long distance versus local service. As a result of the Telecommunications Act, local competition is now allowed in all states. Generally speaking, as the rules have been modified, the states have either ordered that all certified long distance carriers now have the authority to provide local services, or directives have been given for companies to apply for local authority or revise existing tariffs to comply with state regulations. In those states, which issued directives for companies to apply for local authority or revise tariffs, the Company has complied with such orders.

     The Company is also subject to various registration requirements in connection with the marketing and administration of its credit card business and with the operation of its call center.

     The Company continuously monitors regulatory developments in all states in which it does business in order to ensure regulatory compliance. The Company believes that it is in compliance in all material respects with the requirements of federal and state regulatory authorities and maintains contact regularly with the various regulatory authorities in each jurisdiction.

PROPRIETARY RIGHTS

     The Company has obtained a federally registered service mark for the name LIFELINE for long distance telecommunications services. With the exception of the LIFELINE(R) service mark, the Company does not own or use in its operations any other material intellectual property.

INFORMATION SYSTEMS

     In August 1998, the Company completed a comprehensive independent review of its information systems ("Information Systems"). Based on the results of such review, the Company decided that its current Information Systems, which are based on FoxPro software, were not sufficient, determining that the current Information Systems need to be modified and supplemented and new Information Systems need to be implemented in order for the Company to operate more effectively. To most efficiently accommodate customer growth and new product offerings, the Company is pursuing a Windows NT environment with underlying client/server architecture. This platform will also include a data warehouse with front-end tools to address financial, operational, and sales and marketing research and reporting. The additional costs of the Information Systems improvements are anticipated to be in excess of $2.0 million. The Company currently anticipates funding the Information Systems improvements from the Coast Loan, but, if proceeds from this loan are not available, it may not have sufficient other capital resources to implement the improvements. There can be no assurances that the Company will have the capital resources available that are necessary to implement the improvements or that, if implemented, the improvements will function effectively. The failure to implement the improvements or if the improvements are ineffective Information Systems could have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 350 full time employees and 100 part time and temporary employees. None of the Company's employees is party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS.

    There are many factors that affect the Company's business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

THE COMPANY HAS A SIGNIFICANT ACCUMULATED STOCKHOLDERS' DEFICIT AND A HISTORY OF LOSSES, WHICH ALONG WITH OTHER FACTORS INDICATE THAT THE COMPANY MAY BE UNABLE TO CONTINUE AS A GOING CONCERN FOR A REASONABLE PERIOD OF TIME. Since the formation of the Company in 1991, the Company incurred losses in each year through December 31, 1998. Despite realizing net income in 1999, there can be no assurances that the Company will attain consistent profitability. In addition, the accumulated stockholders deficit was $23.8 million at December 31, 1999 primarily because of earlier distributions and redemptions to stockholders and operating losses. See Note J--Financial Condition and Results of Operations.

     THE COMPANY HAS A SUBSTANTIAL AMOUNT OF DEBT AND A HISTORY OF CASH SHORTAGES AND NEEDS ADDITIONAL CAPITAL TO FINANCE ITS PLANNED ACTIVITIES. THE COMPANY CANNOT BE CERTAIN THAT IT CAN OBTAIN SUCH FUNDS, WHICH COULD RESULT IN IT REDUCING ITS SCOPE OF ACTIVITIES. As of December 31, 1999, the Company had outstanding indebtedness of $54.9 million, which includes current liabilities of $40.4 million, and total assets of $31.1 million, a working capital deficit of $22.3 million and a deficit in stockholders' equity of $23.8 million. Since formation, the Company has experienced significant cash shortages and has had to raise equity through the sale of securities and borrow money from various affiliates and others to fund its operations and continue as a going concern.

     The Company intends:

     o to modify its current Information Systems to improve the flow of information related to the operations; and

     o    to incur other capital expenditures and reorganization expenses.

     The aggregate cost of implementation of these activities is not known at this time, but may exceed $3.0 million. The Company will need to raise additional capital from public or private equity or debt sources in order to finance these costs and its working capital needs, debt service obligations and contemplated capital expenditures. If additional funds were raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders would be reduced. There can be no assurance that the Company will be able to raise such capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its operations.

     THE COMPANY HAS FAILED TO COMPLY WITH CERTAIN PROVISIONS OF SECURITIES LAWS, WHICH COULD RESULT IN SIGNIFICANT LIABILITIES FOR THE COMPANY. IF SUCH LIABILITIES WERE TO ARISE, THE COMPANY MAY NOT HAVE THE FUNDS TO PAY SUCH LIABILITIES AND THE COMPANY'S ABILITY TO CONDUCT ITS OPERATIONS WOULD BE MATERIALLY AND ADVERSELY IMPACTED. Substantially all of the Company's sales of Common Stock and certain notes, other than sales to officers and directors of the Company, failed to comply with registration requirements of federal and states securities laws, and, possibly, compliance with anti-fraud provisions of federal and states securities laws. The Company and two of its officers at that time, after voluntarily presenting these facts to the Securities and Exchange Commission (the "Commission") in July 1996, consented in July 1998 to the entry of a cease and desist order from the Commission concerning violations of the federal securities laws. See Item 8 below for a more detailed description of these proceedings.

     The federal securities laws provide legal causes of action against the Company by persons buying the securities from the Company including action to rescind the sales. With respect to the offerings described above, the statutes of limitations relating to such actions appear to have expired for sales made by the Company more than three years ago. The Company made all of these sales more than three years ago.

     While certain suits under the federal acts may be barred, similar laws in many of the states provide similar rights. The Company sold stock to persons in over forty states, and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws requiring registration of such sales can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently 10% per annum from the date of sales of such securities, less any amounts paid to such security holder. While the statutes of limitations for these rights appear to have expired for many of these violations, some have not. Accordingly, the Company has a contingent liability under state securities laws for those sales of approximately $469,000 at December 31, 1999.

     Additionally, the Company may be liable for rescission or other remedies under states securities laws to the purchasers of the Hebron common stock requiring registration of such sales because of the relationships of the two companies, creating an additional contingent liability to the Company. While the Company may have liability for rescission of the sales of the Hebron securities, the holders of Hebron securities will not have any damages under the rescission rights if Hebron successfully completes its currently proposed liquidation. See
Item 13 below for a description of the Hebron transaction including its proposed liquidation. If the liquidation is completed as currently proposed, and the Company pays the notes due Hebron in full, the Company anticipates that the Hebron shareholders would receive assets in the liquidation with a value greater than the value of their rescission rights. Additionally, statutes of limitations relating to such rights appear to have expired.

     If purchasers of securities of either the Company or Hebron are successful in asserting any of the above-described claims, it could result in, among other adverse things, the Company being required to make payments which it may not have the ability to make without obtaining additional sources of capital and possibly affect the Company's ability to operate as a going concern.

     THE COMPANY'S OPERATIONS AND REVENUES ARE DEPENDENT LARGELY ON ITS ABILITY TO MAINTAIN FAVORABLE RELATIONSHIPS WITH THE NON-PROFIT ORGANIZATIONS WHOSE MEMBERS SERVE AS THE COMPANY'S CUSTOMER BASE. THERE ARE NO ASSURANCES THAT THE RELATIONSHIPS OR THE TERMS OF SUCH RELATIONSHIPS CAN BE MAINTAINED. Substantially all of the Company's revenues are derived from the members of the non-profit organizations with which it has relationships. The non-profit organizations receive a percentage (currently approximately 10%) of certain collected long distance revenues generated from their members. The Company does not have long term written agreements with many of these non-profit organizations. Accordingly, a non-profit organization may have no legal obligation to maintain its relationship with the Company and there is nothing to ensure that compensation or the rate of compensation to the non-profit organizations will remain at current levels. There can be no assurances that the Company will be able to maintain its relationships with the non-profit organizations or establish relationships with new non-profit organizations. If one or more significant non-profit organizations chooses to sever its relationship with the Company or the rate of compensation to the non-profit organizations is increased, it could result in, among other adverse things, the loss of a significant source of revenue or the incurrence of an unexpected expense, thus lowering profitability and impairing cash flow.

     THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE WITH MANY PARTICIPANTS MUCH LARGER THAN THE COMPANY. THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY COMPETE WITH ITS COMPETITORS. The telecommunications industry is highly competitive and is significantly influenced by the marketing and pricing decisions of the larger industry participants, such as AT&T, WorldCom and Sprint. Many of the Company's competitors are significantly larger and have substantially greater financial, technical and marketing resources than the Company. The industry has relatively insignificant barriers to entry, numerous entities competing for the same customers and high churn rates (customer turnover), as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. The Company competes to a large extent on the basis of price and also on the basis of customer service and its ability to provide a variety of telecommunications services. The Company expects competition on the basis of price and service offerings to increase.

     In addition to these competitive factors, recent and pending deregulation may encourage new entrants. For example, as a result of federal legislation enacted in 1996, after fulfilling certain statutory requirements, RBOCs will be allowed to enter the long distance market, AT&T, WorldCom and other long distance carriers are allowed to enter the local telephone services market, and any entity (including cable television companies and utilities) is allowed to enter both the local service and long distance telecommunications markets. In addition, the FCC has reclassified AT&T as a "non-dominant" carrier, which substantially reduces the regulatory constraints on AT&T.

     THE COMPANY'S OPERATIONS AND REVENUES ARE DEPENDENT ON WORLDCOM, WHICH PROVIDES TELECOMMUNICATIONS SERVICES TO THE COMPANY'S CUSTOMERS. THE COMPANY CANNOT ENSURE THE QUALITY OF SUCH SERVICES OR THE CONTINUITY OF THE RELATIONSHIP. The Company does not own telecommunications transmission lines. Accordingly, substantially all telephone calls made by the Company's customers are transmitted over WorldCom's network under an agreement with WorldCom which is also a competitor of the Company. The Company's ability to maintain and expand its business is currently dependent upon whether the Company continues to maintain a favorable relationship with WorldCom and whether WorldCom remains a viable supplier to the Company. The deterioration or termination of the Company's relationship with WorldCom or WorldCom's failure to remain a viable supplier to the Company could result in, among other adverse things, the Company being temporarily unable to provide the majority of its services or unable to provide its services at the current cost.

     THE COMPANY NEEDS TO ATTRACT AND RETAIN KEY PERSONNEL IN ORDER TO MOST EFFECTIVELY CONDUCT ITS OPERATIONS. The Company's success depends to a significant degree upon the continued contributions of its management team, particularly Stephen D. Halliday, its President and Chief Executive Officer, and marketing, technical and sales personnel. The Company's employees may voluntarily terminate their employment with the Company at any time. Competition for qualified employees and personnel in the telecommunications industry is intense and, from time to time, there are a limited number of persons with knowledge of and experience in particular sectors of the telecommunications industry. The Company's success also will depend on its ability to attract and retain qualified management, marketing and sales personnel. The process of locating such personnel with the combination of skills and attributes required to carry out the Company's strategies is often lengthy. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could result in, among other adverse things, a decrease in the Company's financial and operating performance.

     THE COMPANY HAS NOT HISTORICALLY MAINTAINED PROPER RECORDS AND HAS HAD TO RECONSTRUCT SUCH RECORDS. THIS LACK OF RECORDS MAY ADVERSELY AFFECT THE COMPANY'S OBLIGATIONS AND RIGHTS. The Company over the first several years of its existence did not maintain complete records as to certain of its corporate activities. The Company, working with its auditors and legal counsel, has reconstructed certain records including minutes of meetings of its board of directors relating to the issuance of Common Stock and notes and approval of other acts and transactions of the Company. These minutes are based on certain records of the Company and upon affidavits of persons who served as directors during such earlier periods. To the extent, if any, that such reconstructed records fail to reflect shares of Common Stock issued and outstanding, dilution would occur to known existing shareholders. To the extent, if any, notes or other indebtedness are outstanding but not reflected in current records, the Company's net worth would be reduced.

     Certain records and documents that were maintained by the Company contain ambiguities, which require interpretations of their meanings and contain provisions inconsistent with actions of the Company. See for example Note E to Notes to Consolidated Financial Statements concerning the secured nature of certain notes of the Company. Where records and documents of the Company are ambiguous, parties to such documents may interpret those records and documents in a manner contrary to the Company's interpretations, which could affect the obligations and rights of the Company in an adverse manner.

     TELECOMMUNICATION SERVICES ARE SUBJECT TO A LARGE AMOUNT OF GOVERNMENTAL REGULATION. CHANGES IN THAT REGULATION MAY ADVERSELY RESTRICT OR ALTER THE WAY THE COMPANY CONDUCTS ITS OPERATIONS. The Telecommunications Act provides specific guidelines under which the RBOCs can provide long distance services, which will permit the RBOCs to compete with the Company in the provision of domestic and international long distance services. The legislation also opens all local service markets to competition from any entity (including, for example, long distance carriers, such as AT&T, cable television companies and utilities). Because the legislation opens the Company's markets to additional competition, particularly from the RBOCs, the Company's ability to compete may be adversely affected. Moreover, as a result of and to implement the legislation, certain federal and other governmental regulations will be adopted, amended or modified, and any such adoption, amendment or modification could result in, among other adverse things, more competition or increased operating expense for the Company.

     The FCC and relevant PUCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on the Company and its ability to compete. In general, neither the FCC nor the relevant state PUCs currently regulate the Company's long distance rates or profit levels, but either or both may do so in the future. A move by the FCC toward lessened regulation has given AT&T, the largest long distance carrier in the U.S.; virtually complete pricing flexibility that has permitted it to compete more effectively with smaller long distance carriers, such as the Company. In addition, the commitments made by the U.S. government in the recently completed World Trade Organization negotiations will make it easier for certain foreign-affiliated carriers to provide service in competition with the Company. There can be no assurance that changes in current or future Federal or state regulations or future judicial changes would not have a material adverse effect on the Company.

     In order to provide their services, long distance carriers, including the Company, must generally purchase "access" from LECs to originate calls from and terminate calls in the local exchange telephone networks. Access charges presently represent a significant portion of the Company's network costs in all areas in which it operates. The FCC regulates interstate access charges while intrastate access charges are regulated by the relevant state PUCs. The FCC is currently considering how to reform its access charge rules. The access charge structure ultimately adopted by the FCC could have a material adverse effect on the Company, particularly if it imposes relatively greater costs on smaller carriers (such as the Company) compared to larger carriers (such as AT&T and WorldCom).

     The Company currently competes with the RBOCs and other LECs in the provision of "short haul" toll calls completed within a LATA. Subject to a number of conditions, the Telecommunications Act eliminated many of the restrictions, which prohibited the RBOCs from providing long haul, or local toll service, and thus the Company will face additional competition. To complete long haul and short-haul toll calls, the Company must purchase "access" from the LECs. The Company must generally price its toll services at levels equal to or below the retail rates established by the LECs for their own short-haul or long haul toll services. To the extent that the LECs are able to reduce the margin between the access costs to the Company and the retail toll prices charged by LECs, either by increasing access costs or lowering retail toll rates, or both, the Company will encounter adverse pricing and cost pressures in competing against LECs in both the short-haul and long haul toll markets.

     THE COMPANY'S INFORMATION SYSTEMS ARE INSUFFICIENT AND MUST BE UPDATED FOR THE COMPANY TO OPERATE COST-EFFECTIVELY. The Company has determined that its current Information Systems are not sufficient. It has determined that the current Information Systems will need to be modified and supplemented and new Information Systems will need to be implemented in order for the Company to operate more effectively. The additional costs of the Information Systems improvements are anticipated to be in excess of $2.0 million. If the proceeds of the Coast Loan are not available to fund this cost, the Company may not have sufficient capital resources to implement the improvements. There can be no assurances that the Company will have or, if necessary, be able to obtain the capital resources necessary to implement the improvements or that, if implemented; the improvements will function effectively. The failure to implement the improvements or the ineffectiveness of the improvements could result in, among other adverse things, the Company being unable to obtain and manage important data and information related to its business and operations.

     THE COMPANY HAS COMMITTED TO PURCHASE MINIMUM AMOUNTS OF TELECOMMUNICATION SERVICES AND THE FAILURE TO PURCHASE SUCH AMOUNTS WOULD RESULT IN THE INCURRENCE OF A SIGNIFICANT

LIABILITY FOR THE COMPANY. The Company has entered into supply contracts with WorldCom and IXC for the long distance telecommunication services provided to its customers. To obtain favorable forward pricing from WorldCom, and IXC the Company has committed to purchase certain minimum volumes of a variety of long distance services during the term of the contract. There can be no assurance that the Company will not incur shortfalls in the future or that it will be able to successfully renegotiate, or otherwise obtain relief from, its minimum volume commitments in the future. If future shortfalls occur, the Company may be required to make substantial payments without associated revenue from customers or WorldCom or IXC may terminate service and commence formal action against the Company. Such payments are not presently contemplated in the Company's budgets and would be difficult to pay and could result in money being used to make this payment, which would have otherwise been used in other important areas of the Company.

     Because of the Company's commitments to purchase fixed volumes of use from WorldCom and IXC at predetermined rates, the Company could be adversely affected if WorldCom or IXC were to lower the rates it makes available to the Company's target market without a corresponding reduction in the Company's rates. Similarly, the Company could be adversely affected if WorldCom or IXC fails to adjust its overall pricing, including prices to the Company, in response to price reductions of other major carriers. WorldCom and IXC have agreed to review rates charged to the Company but the WorldCom agreement states that WorldCom is not legally obligated to lower the rates charged to the Company.

     TELECOMMUNICATION SERVICES PROVIDERS, SUCH AS THE COMPANY, CONSISTENTLY LOSE SIGNIFICANT NUMBERS OF CUSTOMERS. THE LOSS OF A SUBSTANTIAL NUMBER OF CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS OF THE COMPANY. Customer attrition is a problem inherent in the long distance industry. The Company's revenue is adversely affected by customer attrition. The customer attrition experienced by the Company is attributable to a variety of factors, including the Company's termination of customers for non-payment and the marketing and sales initiatives of the Company's competitors such as, among other things, national advertising campaigns, telemarketing programs and the use of cash or other incentives. There can be no assurances that this attrition will not increase from current levels.

     SUCCESS IN THE TELECOMMUNICATIONS INDUSTRY IS DEPENDENT ON AN ABILITY TO OFFER NEW TECHNOLOGY AND SERVICES. THERE ARE NO ASSURANCES THE COMPANY WILL HAVE THE RESOURCES OR THE CAPABILITIES TO OFFER THE TECHNOLOGY AND SERVICES OFFERED BY ITS COMPETITORS. The telecommunications industry is characterized by rapidly evolving technology. The Company believes that its success will increasingly depend on its ability to offer, on a timely basis, new services based on evolving technologies and industry standards. There can be no assurance that the Company will have the ability or resources to develop the new services, that new technologies required for such services will be available to the Company on favorable terms or that such services and technologies will enjoy market acceptance. Further, there can be no assurance that the Company's competitors will not develop products or services that are technologically superior to those used by the Company or that achieve greater market acceptance. The development of any such superior technology by the Company's competitors, or the inability of the Company to successfully respond to such a development, could render the Company's existing products or services obsolete.

     THE COMPANY DEPENDS ON THE CALL RECORDS GENERATED BY ITS SUPPLIER, WHICH MAY NOT BE TIMELY OR ACCURATELY DELIVERED. THE FAILURE TO RECEIVE SUCH RECORDS TIMELY OR THE INACCURACY OF SUCH RECORDS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS OF THE COMPANY. The Company depends on the timeliness and accuracy of call data records provided to it by WorldCom, which supplies the Company with telecommunications services, and there can be no assurance that accurate information will consistently be provided on a timely basis. Failure of the Company to receive prompt and accurate call data records will impair the Company's ability to bill its customers on a timely basis. Such billing delays could impair the Company's ability to collect amounts owed by its customers. Due to the multitude of billing rates and discounts which suppliers must apply to the calls completed by the Company's customers, and due to routine logistical issues such as the addition or termination of customers, the Company regularly has disagreements with WorldCom concerning the amounts invoiced for its customers' traffic. The Company pays WorldCom according to its own calculation of the amounts owed as recorded on the computer tapes provided by WorldCom. The Company's computations of amounts owed are frequently less than the amount shown on the WorldCom's invoices. Accordingly, WorldCom may consider the Company to be in arrears in its payments until the amount in dispute is resolved. Although these disputes have generally been resolved on terms favorable to the Company, there can be no assurance that this will continue to be the case. Future disputes, which are not resolved favorably to the Company, could have a material adverse effect on the Company's financial and operating performance.

     THE COMPANY IS PROHIBITED BY ITS LOAN AGREEMENT FROM PAYING DISTRIBUTIONS WITH RESPECT TO THE COMMON STOCK. A STOCKHOLDER WILL HAVE TO RELY ON THE SALE OF ITS COMMON STOCK TO RECEIVE ANY RETURN ON ITS INVESTMENT. From July 31, 1994 until December 31, 1997, the Company declared quarterly distributions to its shareholders on the shares of Common Stock and accrued distribution amounts payable to Messrs. Freeny and Thompson for distributions declared from July 1995 through December 1997. The Company does not anticipate paying any other cash dividends or distributions in the foreseeable future and anticipates that future earnings will be retained to repay outstanding indebtedness and to finance operations. As a result, the only way that a shareholder can get any return on its investment in Common Stock is by disposing such Common Stock for which as discussed below, there is currently no established public trading market. Furthermore, the terms of the Coast Loan limit the payment of any returns of capital or other dividends or distributions to its shareholders. In addition, there are state law limitations that restrict the ability of the Company to pay dividends due to the Company's substantial deficit in Stockholder's Equity.

     THERE IS CURRENTLY NOT AN ESTABLISHED TRADING MARKET FOR THE COMMON STOCK AND THERE MAY NEVER BE ONE. WITHOUT AN ESTABLISHED TRADING MARKET, IT WILL BE DIFFICULT IF NOT IMPOSSIBLE TO SELL THE COMMON STOCK. There is no established public trading market for the shares of Common Stock. As a result, a holder of shares of Common Stock will not easily or at all be able to dispose of his shares of Common Stock and must bear the economic risk of their investment for an indefinite period of time. Further restricting liquidity of the Common Stock is a right of first refusal provided for in the bylaws of the Company in favor of the Company and certain stockholders with respect to any sales of Common Stock by its shareholders. There can be no assurances that an established public trading market will ever exist for the shares of Common Stock or that a shareholder will be able to dispose of his shares of Common Stock through any other methods.

     FORWARD-LOOKING STATEMENTS. Certain statements contained in this Form 10-K are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions as of the date of this Form 10-K that could prove to be inaccurate. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "will", "could", "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 2. PROPERTIES

     The Company's executive offices and some of its operations are located in approximately 60,000 square feet of leased office space in a 195,000 square foot, 20-story office building owned by Hebron. The Company also operates a call center in Tahlequah, Oklahoma. The Company believes that these facilities are adequate for the Company's intended activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

     In 1995, the Company determined that it may not have registered its securities with the Commission when it was obligated to do so under the federal securities laws and that, consequently, it may have engaged in the sale or delivery of unregistered securities in violation of the federal securities laws. In July 1996, the Company voluntarily reported this information to the Commission, which then instituted an investigation into whether the (a) Company;
(b) Tracy L. Freeny, the Company's Chairman of the Board and, at that time, the Company's President; and (c) Carl D. Thompson, at that time, the Company's Senior Vice President had violated any of the federal securities laws. In 1997, the Commission requested documents relating to Hebron's sale and delivery of securities. The Company, Freeny, Thompson, and Hebron cooperated with the Commission during this investigation. Mr. Freeny and Mr. Thompson voluntarily gave sworn statements to the Commission in 1997. Hebron also voluntarily provided documents to the Commission when requested to do so.

     On September 24, 1997, the Commission's staff attorney who was conducting the investigation informed the Company that she intended to recommend to the Commission that it institute cease-and-desist proceedings against the Company based upon the staff's belief that the Company violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Rule 12g-1 promulgated under the Exchange Act ("Rule 12g-1"). Also on September 24, 1997, the Commission's staff attorney informed Messrs. Freeny and Thompson, and Hebron that she intended to recommend that the Commission institute cease-and-desist proceedings against them. On July 15, 1998, the Company and Messrs. Freeny and Thompson each executed an offer of settlement (the "Offers") that was contingent upon the Commission accepting the staff attorney's recommendation. In the Offers, the Company and Messrs. Freeny and Thompson consented to the entry of a cease-and-desist order which provided that they would cease and desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. Additionally, in the Offers, Hebron consented to the entry of a cease-and-desist order which provided that it would cease and desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act.

     On July 23, 1998, the Commission approved the Commission's staff attorney's recommendation and accepted the Offers. On July 30, 1998, the Commission issued a cease-and-desist order which stated that (a) the Company, Messrs. Freeny and Thompson, and Hebron had violated Sections 5(a) and 5(c) of the Securities Act;
(b) the Company had violated Section 12(g) of the Exchange Act and Rule 12g-1; and (c) Messrs. Freeny and Thompson had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1. The Commission ordered the Company, Messrs. Freeny and Thompson, and Hebron to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and the Company and Messrs. Freeny and Thompson to cease and desist from committing or causing any violations or future violations of Section 12(g) of the Exchange Act and Rule 12g-1.

INVESTIGATIONS BY STATE SECURITIES COMMISSIONS

     In December 1994, the Washington Department of Financial Institutions - Securities Division ("WDS") notified the Company that it was aware that the Company may have offered unregistered securities to residents of the State of Washington and instructed the Company to cease and desist such offers and to provide information with respect to any sales of such securities. In April 1997, the WDS told the Company that it was trying to close its file on the Company and attempted to serve a subpoena on the Company that sought various documents relating to the Company's shareholders in the state of Washington. The Company voluntarily produced documents in response to the improperly served subpoena in May 1997. The WDS has not corresponded with the Company since May 1997.

     In February 1996, the Oklahoma Department of Securities ("ODS") made an inquiry to the Company with regard to the basis upon which the Company and Hebron had offered and sold securities and effected issuances of short-term notes under an advance payment loan program, without registration under the Oklahoma Securities Act. The Company responded to such inquiry in February 1996 advising the ODS that neither the Company nor its Oklahoma counsel believed that the short-term notes issued under the advance payment loan program constituted securities, and claiming that the Common Stock was exempt from registration under Section 401(b)(9)(B) of the Oklahoma Securities Act. Hebron responded to the ODS inquiry under separate cover in February 1996. In its response, Hebron stated that it had not engaged in an advance payment loan program, that it had authorized a private offering and sale under Section 4(6) of the Securities, Rule 505 of Regulation D promulgated under the Securities Act and, as applicable, state Uniform Limited Offering Exemptions. Neither the Company nor Hebron have had any further contact with the ODS regarding this matter since their responses.

LIABILITIES FOR BREACH OF SECURITIES LAW

     Substantially all of the Company's sales of Common Stock and certain notes, other than sales to officers and directors of the Company, failed to comply with Sections 5(a) and (c) of the Securities Act, registration requirements of certain states' securities laws and, possibly, Section 10 (b) of the Exchange Act and Rule 10 b-5 promulgated under the Exchange Act and any similar anti-fraud provisions under state securities laws. The Company and two of its officers, after voluntarily presenting these facts to the Commission in August 1996, consented in July 1998 to the entry of a cease and desist order from the Commission concerning violations of the federal securities laws.

     The federal securities laws provide legal causes of action against the Company by persons buying the securities from the Company including action to rescind the sales. With respect to the offerings described above, the statutes of limitations relating to such actions appear to have expired for sales made by the Company more than three years ago. The Company made all of these sales more than three years ago.

     While certain suits under the federal acts may be barred, similar laws in many of the states provide similar rights. The Company sold stock to persons in over forty states, and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently 10% per annum from the date of sales of such securities, less any amounts paid to such security holder. While the statutes of limitations for many of these rights appear to have expired, some have not. Accordingly, the Company has a contingent liability under state securities laws for those sales of approximately $469,000 at December 31, 1999.

     Additionally, the Company may be liable for rescission or other remedies under states securities laws to the purchasers of the

Hebron common stock because of the relationships of the two companies, creating an additional contingent liability to the Company. While the Company may have liability for rescission of the sales of the Hebron securities, the holders of Hebron securities will not have any damages under the rescission rights if Hebron successfully completes its currently proposed liquidation. If the liquidation is completed as currently proposed, and the Company pays the notes it owes Hebron in full, the Company anticipates that the Hebron shareholders would receive assets in the liquidation with a value greater than the value of their rescission rights. The statutes of limitations for these rights under state securities laws also appear to have expired.

     If purchasers of securities of either the Company or Hebron are successful in asserting any of the above-described claims, it could have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of holders of Common Stock, through solicitation of proxies or otherwise, during the year ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the shares of Common Stock. At December 31, 1999, there were 838,927 outstanding shares of Common Stock owned by approximately 1,200 holders of record. All of the outstanding shares of Common Stock can be sold pursuant to Rule 144 of the Securities Act without limitations except for 251,280 shares of Common Stock held by affiliates of the Company. All but 22,747 shares of the shares held by affiliates may be sold subject to the limitations provided for in Rule 144. As of December 31, 1999, the Company had issued (i) options to purchase an aggregate of 90,987 shares of Common Stock to certain of its officers and directors, (ii) warrants to purchase an aggregate of 3,800 shares of Common Stock to certain creditors of the Company and (iii) convertible notes in the aggregate principal amount of $399,000 ("Convertible Notes"). The Convertible Notes generally have no specified maturity date and are convertible into Common Stock at the option of the Company. The Convertible Notes contain varying terms with respect to conversion price. Some of the Convertible Notes contain specific conversion prices while others do not set forth a conversion price. With respect to the Convertible Notes, which do not contain specific conversion prices, the Company has assumed between $135 and $150 per share conversion prices. Based on the foregoing assumptions, the Company estimates that the outstanding Convertible Notes are convertible into 2,765 shares of Common Stock. Additionally, if the Company employs Mr. Halliday on May 24, 2002, the Company is required to issue him options to purchase shares of Common Stock equal to 2% of the fully diluted outstanding Common Stock on such date. The Company has not granted any registration rights to any holder of its Common Stock or any person who has the right to acquire Common Stock.

     During 1996 and 1997, the Company declared distributions on its shares of Common Stock of $8,137,721 and $6,193,684, respectively; all of which were paid when declared or have been subsequently paid except for $3,200,000 that was accrued and is allegedly payable as of December 31, 1999 to Mr. Freeny. The Company has not declared any distributions or other cash dividends on its shares of Common Stock since December 31, 1997. The Company does not anticipate paying any other cash dividends in the foreseeable future and anticipates that future earnings will be retained to finance operations. Furthermore, the terms of the Coast Loan limit the payment of any distributions or other dividends to its shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

     In May 1999, the Company issued 9,099 shares of Common Stock to Mr. Telling, a former director of the Company, pursuant to an employment agreement between Mr. Telling and the Company effective as of May 24, 1999 (The employment agreement actually restated an earlier agreement between Mr. Telling and the Company that was entered into in 1997). Mr. Telling received the shares as consideration for past services to the Company and the Company did not receive any cash proceeds in connection with such issuances. Exemption from registration for all of the sales was claimed under Section 4 (2) of the Securities Act regarding transactions not involving any public offering. Any person in connection with these sales was not paid a commission.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The historical financial data for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the audited consolidated financial statements of the Company. This information is not necessarily indicative of the company's future performance. The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                           YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                         1995          1996           1997           1998            1999
                                                   ---------      ---------      ---------      ---------      ---------
Net Sales ....................................     $  59,313      $ 100,858      $ 113,351      $ 124,232      $ 114,661
                                                   ---------      ---------      ---------      ---------      ---------

Operating expenses:
  Cost of telecommunication services .........        35,088         48,748         44,711         48,787         53,050
                                                   ---------      ---------      ---------      ---------      ---------
  Cost of telecommunication services
      Provided by related parties ............            --          4,685         13,529         14,736          1,469
                                                   ---------      ---------      ---------      ---------      ---------
  Selling, general and administrative ........        21,059         36,194         44,530         49,523         47,645
                                                   ---------      ---------      ---------      ---------      ---------
  Selling, general and administrative
      To related parties .....................        11,222          9,977          5,893          6,805             --
                                                   ---------      ---------      ---------      ---------      ---------

  Depreciation and amortization ..............           375            593            683          2,102          2,899
                                                   ---------      ---------      ---------      ---------      ---------
      Total operating expenses ...............        67,744        100,197        109,346        121,953        105,063
                                                   ---------      ---------      ---------      ---------      ---------

Operating income (loss) ......................        (8,431)           661          4,005          2,279          9,598
                                                   ---------      ---------      ---------      ---------      ---------
Other income and (expense):
  Interest expense and other financing
      charges ................................          (441)        (1,536)        (3,245)        (4,993)        (4,873)
                                                   ---------      ---------      ---------      ---------      ---------
  Interest expense and other financing charges
      Incurred to related parties ............           (42)          (297)          (924)          (974)          (698)
                                                   ---------      ---------      ---------      ---------      ---------
  Loss on loans and other receivables ........            --           (200)            --           (552)           182
                                                   ---------      ---------      ---------      ---------      ---------
  Impairment loss on asset held for disposal..            --             --             --           (215)          (103)
                                                   ---------      ---------      ---------      ---------      ---------
  Equity in income (losses) of affiliates ....           135             28            (99)            41             --
                                                   ---------      ---------      ---------      ---------      ---------
  Other income ...............................           111             86             14             59             95
                                                   ---------      ---------      ---------      ---------      ---------
  Income (loss) before income tax (benefit)...        (8,668)        (1,258)          (249)        (4,355)         4,201
                                                   ---------      ---------      ---------      ---------      ---------
  Income tax expense (benefit) ...............        (3,371)          (396)            92           (700)         1,977
                                                   ---------      ---------      ---------      ---------      ---------
  Net income (loss) ..........................     $  (5,297)     $    (862)     $    (341)     $  (3,655)     $   2,224
                                                   ---------      ---------      ---------      ---------      ---------

Earnings (loss) per share:
  Basic ......................................     $   (9.75)     $   (3.79)     $   (1.01)     $   (4.32)     $    2.83
                                                   ---------      ---------      ---------      ---------      ---------

  Diluted ....................................     $   (9.75)     $   (3.79)     $   (1.01)     $   (4.43)     $    2.35
                                                   ---------      ---------      ---------      ---------      ---------
CASH FLOWS:
  Operating activities .......................     $  (5,014)     $   1,489      $  (1,624)     $   7,118      $  (1,664)
                                                   ---------      ---------      ---------      ---------      ---------
  Investing activities .......................          (618)          (294)          (922)          (148)        (2,806)
                                                   ---------      ---------      ---------      ---------      ---------
  Financing activities .......................         2,815           (967)         2,008         (6,350)         4,826
                                                   ---------      ---------      ---------      ---------      ---------

BALANCE SHEET DATA:
  Total assets ...............................     $  18,654      $  20,961      $  24,554      $  25,574      $  31,094
                                                   ---------      ---------      ---------      ---------      ---------
  Working capital (deficit) ..................        (6,592)       (18,321)       (20,811)       (23,635)       (22,258)
                                                   ---------      ---------      ---------      ---------      ---------
  Total long-term debt .......................        15,138         11,601         12,277         11,929         14,428
                                                   ---------      ---------      ---------      ---------      ---------
  Total stockholder's deficit(1) .............       (14,280)       (22,934)       (25,827)       (27,644)       (23,758)
                                                   ---------      ---------      ---------      ---------      ---------

OTHER FINANCIAL DATA:
  EBITDA(2) ..................................     $  (8,056)     $   1,254      $   4,688      $   4,381      $  12,497
                                                   ---------      ---------      ---------      ---------      ---------

----------

(1)  Dividends were declared through December 31, 1997. See "Dividend Policy."

(2) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of net sales less cost of telecommunication services and selling, general and administrative expenses. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies.

ITEM 7. AMERIVISION COMMUNICATIONS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to $114.7 million in net sales in 1999. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to over 400,000 subscribers at December 31, 1999. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in revenues. See "-Results of Operation- Year Ended December 31, 1999 Compared to Year Ended December 31, 1998." The net sales for the year ended December 31, 1999 totaled $114.7 million compared to $124.2 million for the year ended December 31, 1998.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $22.6 million at December 31, 1997 to approximately $27.6 million at December 31, 1998. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and by redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $20.8 million, $23.6 million and $22.3 million at December 31, 1997, 1998 and 1999, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements."

     The growth in the Company's long distance revenues and customer base is attributable to the Company's marketing efforts. The Company entered into agreements or made strategic alliances with various non-profit organizations. From the first quarter of 1993 through the middle of 1996, the Company relied substantially on the telemarketing efforts of VisionQuest, a related entity, in which the Company owned an equity interest, to solicit and acquire new long distance customers. The non-profit organizations would provide the Company and VisionQuest with its membership rosters, and VisionQuest would direct its telemarketing services to those individuals. The Company has decreased the use of telemarketing for its marketing efforts and began, in the middle of 1996, to increase its own marketing related efforts through direct mail, radio advertising, including sponsorship of various radio programs for the organizations whose members subscribe to the Company's long distance services. These marketing efforts as well as telemarketing, conferences and internet-based sales strategies are currently being utilized by the Company to solicit and acquire new long distance customers.

     Sales commissions are paid to both employees and independent contractors. Salespersons earn commissions based upon a percentage of the commissionable, billable traffic generated by the non-profit organizations attributable to the salesperson. The total sales commission for each non-profit organization is approximately 5.0%. This payment is generally split among several people, including the outside salesperson that is the primary contact with the non-profit organization and the inside salesperson that is responsible for working with the outside salesperson in servicing the accounts. Although the Company has approximately 100 salespersons and employees who receive commissions, approximately 55%, 59% and 66% of total commissions were earned by the top 10 salespersons in 1997, 1998 and 1999, respectively. The highest compensated salesman is David Dalton who earned $928,960, $757,255 and $667,585 in 1997, 1998 and 1999, respectively.

     The Company bills its customers under several different methods. Some customers receive their long distance bills directly from the Company. The Company also has billing and collection agreements with several of the RBOCs. Customers who are billed through the RBOCs receive their long distance phone bill with their local phone bill from the RBOC. The Company also utilizes two third party billing and collection services for customer billings through other LECs or RBOCs with whom the Company does not have a separate billing and collection agreement.

     Effective February 1, 1999, the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The Company plans to purchase the switches later this year. This will allow the Company to originate and terminate certain long distance calls. WorldCom carries the majority of the Company's long distance traffic. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls. In addition to long distance service, the Company also offers its customers other telecommunication services such as paging, Internet access services, calling cards, prepaid phone cards and toll-free service.

     The Company pays a royalty of approximately 10.0% of certain of the customer's collected revenues to a non-profit organization selected by the customer.

     Beginning in the fourth quarter of 1996, the Company began offering a "Non-Profit Organization Bonus Sign-Up" program in certain instances. During the years ended December 31, 1997, 1998 and 1999 total bonus sign up expense was $311,000, $283,000 and $42,000, respectively.

     Selling, general and administrative expenses include billing fees charged by LECs and other third party billing and collection companies, bad debts, commissions to salespersons, advertising and telemarketing expenses, customer service and support, and other general overhead expenses.

     Interest expense includes the cost of financing the Company's accounts receivables and asset purchases, including loans from Hebron and Coast Business Credit ("Coast").

     The Company has recognized a net deferred tax for the tax effects of temporary differences and net operating loss carryforwards, to the extent that the Company has determined that it is more likely than not that it will realize those tax benefits.

     PICC Fees.

     In 1996, the Federal Communications Commission adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund. The FCC has allowed carriers to offset these charges by passing them through to their customers. In addition, the FCC adopted a Primary Interexchange Carrier Charge ("PICC") to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers.

RESULTS OF OPERATIONS

          STATEMENTS OF OPERATIONS DATA FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999:

     The following table sets forth for the years indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                              YEARS ENDED DECEMBER 31,
                                                           -----------------------------
                                                            1997        1998        1999
                                                           -----       -----       -----
Net sales ...........................................     100.0%      100.0%      100.0%
                                                          ------      ------      ------
Operating expenses:
     Cost of telecommunication services .............      51.4%       51.1%       47.5%
     Selling, general and administrative expenses ...      44.5%       45.3%       41.6%
     Depreciation and amortization expense ..........       0.6%        1.7%        2.5%
                                                          ------      ------      ------
          Total operating expenses ..................      96.5%       98.1%       91.6%
                                                          ------      ------      ------

Income from operations ..............................       3.5%        1.9%        8.4%

Interest expense ....................................      (3.7)%      (4.8)%      (4.9)%

Other income (expense) ..............................        --%       (0.6)%       0.1%
                                                          ------      ------      ------

Income (loss) before income tax (benefit) ...........      (0.2)%      (3.5)%       3.6%

Income tax expense (benefit) ........................       0.1%       (0.5)%       1.7%
                                                          ------      ------      ------

Net income (loss) ...................................      (0.3)%      (3.0)%       1.9%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales: Net sales decreased 7.6% to $114.7 million in 1999 compared to $124.2 million in 1998. This decrease was the result of a decrease in billable minutes and the customer base. Total billable minutes were approximately 611 million minutes in 1999 compared to 635 million minutes in 1998, a decrease of 3.8%. PICC and USF fees billed to customers totaled $11.2 million in 1999, compared to $10.1 million in 1998. The increase was the result of a full year implementation in 1999 and an increase in the rates in July 1999.

    The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. Approximately 76.0% of net sales were billed through the LECs or other billing and collection services in 1999, compared to 77.0% in 1998. Customers receiving their bills directly from the Company were approximately 24.0% in 1999 compared to 23.0% in 1998.

    Cost Of Telecommunication Services: The Company's cost of sales is variable costs based on amounts paid by the Company to its providers for its customers' long distance usage. For the year ended December 31, 1999, the Company's overall cost per minute as compared to 1998 decreased by 13.2%. During the years ended December 31, 1999 and 1998, the cost of sales and relative percentage of costs to net sales to each of its providers was as follows:


                                          YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------
                                    1998                          1999
                            --------------------------  ------------------------
                             AMOUNT      PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                             (000'S)       NET SALES     (000'S)      NET SALES
                            --------     -------------  --------   -------------

WorldCom ..............     $ 41,650         33.5%      $ 31,178         27.2%

Hebron ................       14,736         11.9%         1,469          1.2%
PICC/USF Fees .........        7,137          5.7%        10,070          8.8%
Switched Operations ...           --                      11,802         10.3%
                            --------      --------      --------     --------
   Totals .............     $ 63,523         51.1%      $ 54,519         47.5%

     WorldCom: The Company's overall percentage usage of WorldCom during 1999 as compared to 1998 declined as a result of the Company entering into a new agreement with WorldCom for lower rates and receiving a credit in 1999. During 1999, total minutes of usage from WorldCom were approximately 473 million minutes and during 1998, total minutes of usage from WorldCom were approximately 475 million minutes.

     Hebron: The decrease in cost of sales to Hebron is attributable to the decreased minutes of usage, from approximately 12 million minutes in 1999 compared to 160 million minutes in 1998. The decrease results from the Company assuming operation of the switches in February 1999.

     PICC/USF Fees: These expenses increased for the year ended December 31, 1999 compared to the same period in 1998 because the collection of these fees was implemented in 1998, and many carriers and LEC's did not bill in the first month or so of 1998. In addition, the rates were increased in July 1999. See "General - PICC Fees."

    Switched Operations: These expenses reflect the cost of the Company operating the switches from February 1, 1999 as opposed to previously purchasing the minutes from Hebron. For the year ended December 31, 1999, total minutes of usage for the switches were approximately 126 million minutes.

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                        YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                     1998                    1999
                                             -----------------------  ----------------------
                                             AMOUNT    PERCENTAGE OF  AMOUNT   PERCENTAGE OF
                                             (000'S)     NET SALES    (000'S)    NET SALES
                                             -------   -------------  -------  -------------
Billing fees and charges ...............     $12,580        10.1%     $ 9,410         8.2%
Advertising expense ....................       5,107         4.1%       3,688         3.3%
Other general and administrative .......      21,078        16.9%      24,181        21.1%
Related party telemarketing expense ....       6,805         5.5%          --          --
Telemarketing expense ..................          --          --        1,529         1.3%
Rebates to non-profit organizations ....      10,758         8.7%       8,837         7.7%
                                             -------     -------      -------     -------
   Totals ..............................     $56,328        45.3%     $47,645        41.6%

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. During 1999, the Company decreased its utilization of third party billing and collection services of Zero Plus Dialing ("ZPDI") and Hold for a percentage of its billings as compared to 1998. Total billings processed through ZPDI and Hold decreased to approximately 25.7% of net sales in 1999 compared to 35.0% of net sales in 1998. Applicable billing charges from ZPDI and Hold were approximately 2.7% and 4.6% of net sales in 1999 and 1998, respectively.

     Advertising Expense: Advertising expense decreased in 1999 to $3.7 million, compared to $5.1 million in 1998, a decrease of 27.8% due to the Company curtailing certain of its advertising expenses.

     Other General and Administrative Expense: Other general and administrative expenses increased by approximately 14.7% during 1999 compared to 1998 due to increased fees for professional and other services and due to additional wages related to an increase in personnel, with some offset in reductions in commissions.

     Telemarketing Expense to Related Party: The Company incurred no related party telemarketing expense during 1999 compared to $6.8 million during 1998. This decrease was due to moving telemarketing from utilization of VisionQuest to being conducted by the Company and due to reduced telemarketing activity. During 1998, reimbursement of 100% of corporate overhead expenses incurred by VisionQuest was approximately $4.7 million, representing 3.8% of net sales.

     Telemarketing Expense: The Company incurred telemarketing costs of $1.5 million in 1999 as it began conducting telemarketing operations internally at the end of 1999 in conjunction with the opening of a new call center located in Tahlequah, Oklahoma. The new call center allows the Company to better manage the costs of telemarketing and control the productivity of the telemarketing personnel.

     Royalties to Non-Profit Organizations: During 1999, royalties to non-profit organizations decreased by approximately 17.9%, to $8.8 million in 1999 compared to $10.8 million in 1998. The majority of the decrease is due to an overall decrease in revenue and a 4% bad debt factor utilized to reduce the commissionable revenues and a decrease in additional discretionary commission amounts, set by management to maintain a more constant royalty amount to the non-profit organizations. At the end of 1999, the Company paid approximately 35,000 organizations through its royalty program, compared to a similar number of organizations at the end of 1998. For 1999 and 1998, approximately 40.0% and 42.0%, respectively, of total royalties were paid to the top ten organizations.

     Depreciation and Amortization: Depreciation and amortization expense increased 37.9% to $2.9 million in 1999 compared to $2.1 million in 1998. This increase is attributable to an increase in the carrying value of the Company's property and equipment primarily due to recording the purchase of switch and Internet equipment associated with the Hebron transaction and the amortization of not to compete covenants contained in certain separation agreements.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges decreased to $5.6 million in 1999 compared to $6.0 million in 1998. This decrease is attributable to an increase in borrowings related to the Company's credit facility offset by a decrease in the average applicable interest rates for the year ended December 31, 1999 as compared to the year earlier period.

     Other Income (Expense): Interest income and rental income increased to $95,000 during 1999 compared to $59,000 in 1998, principally as a result of the Company having more cash to invest in 1999, and partially offset by a decrease in interest on notes receivable from VisionQuest in 1998. The Company's equity in the net income of VisionQuest in 1998 was approximately $41,000. In 1998, the Company relocated substantially all of its corporate offices from a building that it owned to an adjacent building owned by Hebron. The Company decided to sell this building, and obtained an appraisal in 1998. As a result of the appraisal, the Company determined that the carrying amount of the building was impaired, and accordingly, recognized a pre-tax loss of $215,000 in its 1998 financial statements. Upon the sale of the building in February 1999, the Company recorded a recovery of this loss of $22,000. During 1997 and 1998, the Company provided billing and collection services for an unrelated third party. The Company discontinued providing these services in October 1998. At that time, the Company had made outstanding advances to this third party totaling approximately $552,000. The Company determined that it was not likely that it would collect these advances, and wrote the entire receivable off as of December 31, 1998. In March 1999, the Company did recover approximately $182,000 of this receivable from a third party billing and collection agency, but neither the collection agency nor the Company anticipate further recovery and is not pursuing collections of the remaining $370,000.

     Income Tax Expense (Benefit): In 1999, the Company recorded a deferred income tax expense of approximately $1.9 million, and in 1998, the Company recorded a deferred income tax benefit of approximately $700,000. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

     Net Income (Loss): During the year ended December 31, 1999, the Company incurred net income of $2.2 million and in 1998; the Company incurred a net loss of $3.6 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales: Net sales increased 9.6% to $124.2 million in 1998 compared to $113.4 million in 1997. This increase was the result of PICC and USF revenues in the amount of $10.1 million, which began in 1998, and an increase in billable minutes and the customer base. Total billable minutes were approximately 635 million minutes in 1998 compared to 616 million minutes in 1997, an increase of 3.1%.

     The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. In 1997, the Company began billing a larger percentage of its customers through the LECs and other billing and collection services. Approximately 77.0% of net sales were billed through the LECs or other billing and collection services in 1998, compared to 73.0% in 1997. Customers receiving their bills directly from the Company were approximately 23.0% in 1998 compared to 27.0% in 1997.

     Cost Of Telecommunication Services: The Company's cost of sales is variable costs based on amounts paid by the Company to its providers for its customers' long distance usage. For the year ended December 31, 1998, the Company's overall cost per minute as compared to 1997 decreased by 8%. During the years ended December 31, 1998 and 1997, the cost of sales and relative percentage of costs to net sales to each of its providers was as follows:


                                 YEARS ENDED DECEMBER 31,
                       -----------------------------------------------
                                1997                    1998
                       -----------------------  ----------------------
                       AMOUNT    PERCENTAGE OF  AMOUNT   PERCENTAGE OF
                       (000'S)     NET SALES    (000'S)    NET SALES
                       -------   -------------  -------  -------------
WorldCom .........     $44,711        39.5%     $41,650        33.5%

Hebron ...........      13,529        11.9%      14,736        11.9%
PICC/USF Fees ....          --          --        7,137         5.7%
                       -------     -------      -------     -------
   Totals ........     $58,240        51.4%     $63,523        51.1%

     WorldCom: The Company's overall percentage usage of WorldCom declined as a result of the Company directing a larger percentage of its traffic to Hebron in 1998. Total minutes of usage from WorldCom were approximately 475 million minutes in 1998 compared to 481 million minutes in 1997. In June 1997, the Company received approximately a $0.01 per minute rate reduction on its regular, interstate traffic from WorldCom.

     Hebron: In March 1997, Hebron began providing the Company with telecommunications services through its Chicago switch as well as its Oklahoma City switch. The cost of sales to Hebron remained constant while minutes of usage increased to 160 million minutes in 1998 compared to 135 million minutes in 1997, an increase of 18.5%. The cost per minute decreased and was primarily attributable to a $1.1 million rate reduction provided by Hebron during 1998 to match rates charged by WorldCom.

     PICC/USF Fees: This program for collection of fees was implemented in 1998. See "- General - PICC Fees."

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:


                                                        YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------
                                                       1997                    1998
                                             -----------------------  ----------------------
                                             AMOUNT    PERCENTAGE OF  AMOUNT   PERCENTAGE OF
                                             (000'S)     NET SALES    (000'S)    NET SALES
                                             -------   -------------  -------  -------------
Billing fees and charges ...............     $10,347         9.1%     $12,580        10.1%
Advertising expense ....................       4,115         3.6%       5,107         4.1%
Other general and administrative .......      18,536        16.4%      21,078        16.9%
Related party telemarketing expense ....       5,894         5.2%       6,805         5.5%
Rebates to non-profit organizations ....      11,531        10.2%      10,758         8.7%
                                             -------     -------      -------     -------
 Totals ................................     $50,423        44.5%     $56,328        45.3%
                                             -------     -------      -------     -------

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. During 1998, the Company decreased its utilization of third party billing and collection services for a percentage of its billings as compared to 1997. Total billings processed through ZPDI and Hold decreased to approximately 35.0% of net sales in 1998 compared to 40.0% of net sales in 1997. Applicable billing charges from ZPDI and Hold were approximately 4.6% and 7.0% of net sales in 1998 and 1997, respectively.

     Advertising Expense: Advertising expense increased significantly in 1998 to $5.1 million, compared to $4.1 million in 1997, an increase of 24.0% due to increased marketing efforts, including direct mail, radio and other forms of advertising.

     Other General and Administrative Expense: Other general and administrative expenses increased by approximately 14.0% during 1998 compared to 1997 due to increased fees for professional and other services, with some offset in reductions in commissions.

     Telemarketing Expense to Related Party: The Company's telemarketing expense increased during 1998, as the Company paid VisionQuest its direct cost spent for telemarketing projects, plus reimbursement of 100% of corporate overhead incurred by VisionQuest. In 1997, telemarketing expenses included reimbursement of a portion of the overhead costs incurred by VisionQuest in connection with its telemarketing activities for the Company. During 1997, total telemarketing expense was reduced by $670,000, as VisionQuest agreed to reimburse that amount to the Company, in the form of a note. During 1998 and 1997, corporate overhead expenses incurred by VisionQuest were approximately $4.7 million and $900,000, respectively, representing 3.8% and 0.8% of net sales, respectively.

     Royalties to Non-Profit Organizations: During 1998, royalties to non-profit organizations decreased by approximately 7.0%, to $10.8 million in 1998 compared to $11.5 million in 1997. The majority of the decrease is due to an increase in the bad debt factor utilized to reduce the commissionable revenues and a decrease in additional discretionary commission amounts, set by management to maintain a more constant royalty amount to the non-profit organizations. At the end of 1998, the Company paid approximately 35,000 organizations through its royalty program, compared to approximately 31,000 organizations at the end of 1997. For 1998 and 1997, approximately 42.0% and 44.0%, respectively, of total royalties were paid to the top ten organizations.

     Depreciation and Amortization: Depreciation and amortization expense increased 208% to $2.1 million in 1998 compared to $683,000 in 1997. This increase is attributable to the amortization of a not to compete covenant contained in Carl Thompson's separation agreement.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges increased to $6.0 million in 1998 compared to $4.2 million in 1997. The primary reasons for the increase were the Company's increased use of debt financing and an increase in the Company's use of working capital line of credit agreements to finance its accounts receivable during 1997.

     Other Income (Expense): Interest income and rental income increased to $59,000 during 1998 compared to $14,000 in 1997, principally as a result of the Company having more cash to invest and an increase in interest income on certain notes offset by less space available for rental purposes in a building formerly owned by the Company. The Company's equity in income and in the net loss incurred by VisionQuest in 1998 and 1997 was approximately $41,000 and $99,000, respectively.

     Income Tax Expense (Benefit): In 1998, the Company recorded a deferred income tax benefit of approximately $700,000, and in 1997, the Company recorded a deferred income tax expense of approximately $92,000. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

     Net Income (Loss): During the years ended December 31, 1998 and 1997, the Company incurred a net loss of $3.6 million and $341,000, respectively.


FINANCIAL CONDITION AND LIQUIDITY

     Net cash used in operations was $1,624,000 in 1997 compared to net cash provided by operations of $7,118,000 in 1998, and net cash used in operations of $1,664,000 in 1999. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable. In the opinion of management of the Company, the increase in cash provided by operations from 1997 to 1998 is not the beginning of a trend for the following reasons: (a) net cash used in operations of $1,624,000 in 1997 was primarily due to the increase in accounts receivable as the Company billed a smaller percentage of its customers directly and switched more customers to being billed by the LECs; (b) net cash provided by operating activities of $7,118,000 in 1998 was primarily due to the Company extending terms on accounts payable with vendors and (c) net cash used by operations of $1,664,000 in 1999 primarily due to the Company's payment of accounts payable with vendors.

     From its existence through 1995, the Company's primary source of financing was the sale of equity securities. Approximately $12.0 million in equity securities were sold to investors during this period. Beginning in December 1995 and continuing through August 1996, the Company also raised approximately $4.9 million through the issuance of short-term promissory notes. Substantially all of the Company's sales of Common Stock and certain notes, other than sales to officers and directors of the Company, failed to comply with registration requirements of the federal and states' securities laws, and, possibly, anti-fraud provisions of federal and state securities laws. While certain actions under the federal acts may be barred, similar laws in many of the states provide similar rights. The Company sold stock to persons in over forty states and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently 10% per annum from the date of sales of such securities, less any amounts paid to such security holder. Accordingly, the Company has a contingent liability under state securities laws for those sales of approximately $469,000 at December 31, 1999.

     The Company has also financed its working capital needs through various accounts receivable credit facilities with Trinity Financial Resources ("Trinity"), Hebron, and other billing and collection companies. In September 1997, the Company entered into a $5,000,000 accounts receivable purchase agreement with RFC Capital Corporation ("RFC"). Other sources of financing have included various short and long-term borrowings, primarily from individuals and related parties, and by extending payables to vendors and tax authorities beyond payment terms.

     The Company's primary uses of cash have historically been for telemarketing efforts to increase the Company's customer base, and to pay distributions and redemptions to its stockholders. From the beginning of 1995 through December 31, 1998, total amounts expended for telemarketing activities were approximately $32.6 million. Substantially all of these expenses were paid to VisionQuest. The Company now believes it paid higher rates for VisionQuest's services than it would have paid to an independent service provider. The Company believes that the amounts it paid to VisionQuest for telemarketing services could have been $2.0 million to $4.0 million higher than what it could have obtained in an arms-length transaction from an unaffiliated third party. This estimate is based upon an estimate of available third party telemarketing rates, but there can be no assurance that the Company could have obtained such services at such rates on otherwise acceptable terms. For instance, VisionQuest gave priority to the Company's requests, and agreed to do business with the Company without long term or minimum purchase agreements.

     In addition, from 1994 through the end of 1997, the Company declared $19.0 million in distributions to its stockholders. As of December 31, 1999, all distributions had been paid, except for amounts allegedly payable to Mr. Freeny and Mr. Thompson totaling approximately $3.2 million and $337,500, respectively. In a letter agreement dated July 14, 1999, the Company and Mr. Freeny agreed to defer payment of such amounts allegedly owed to Mr. Freeny until such time as the Company's financial condition further improved and it had funds available, legally and in good business practice, to pay any such accrued distributions. In consideration for this deferral and Mr. Freeny's subordination of the accrued distributions to the Coast Loan, the Company agreed to pay him, in addition to his salary, $300,000 per year, subject to limitations under the Coast Loan Agreement, until the payment of the accrued distributions was resumed and, if resumed, all amounts paid to Mr. Freeny pursuant to the agreement would be credited against his accrued distributions.

     The Company's financing costs have historically exceeded market rates. Most of the note payable obligations have borne interest at 18% or 24%, with the exception of the obligations to Aubrey Price and Hebron for which the Company paid an effective rate of 51% and 58%, respectively. Interest costs and late fees on vendor payables and tax obligations also generally have an effective rate of 18% or higher. The effective interest rates on the Company's accounts receivable credit facilities have ranged from 12% to as high as the 58% received by Hebron. Financing costs have increased as the result of fees charged by Hebron, and finance companies such as Trinity, Hold and RFC in connection with the line of credit financing and accounts receivable factoring arrangements. Other LEC billings were financed through the Company's line of credit agreements with Hebron and Trinity in 1998 and 1997 and from the fourth quarter of 1997 through January 1999, through the Company's credit arrangement with RFC. The arrangements with Hebron and Trinity provided for a 2.0% billing fee, respectively as well as 2 cents per call record charge by Hebron, in addition to the interest charged under the agreements. (See Item 7). During 1998 and 1997, total-billing fees charged by Hebron, Trinity and RFC were approximately 1.3% and 1.0% of net sales, respectively.

     This combination of high financing costs, distribution payments, and the short-term nature of most of the Company's indebtedness have contributed to the Company's lack of profitability and negative working capital, which totaled $22.3 million at December 31, 1999.

     During 1998, the Company was approved for a $30 million credit facility ("Credit Facility") with Coast. In February 1999, the Company closed on the first phase of the Credit Facility.

     The first phase of the Credit Facility was accounts receivable based, and provided initial funding of approximately $12.6 million. The proceeds from this Credit Facility were used to replace the existing accounts receivable credit facilities and purchase agreement, and to enable the Company to become substantially current on its existing past due vendor payables and tax obligations. In connection with closing the first phase of the Credit Facility the Company also obtained $2.5 million in subordinated debt financing from Patrick Enterprises ("Patrick Note"), an investor. These funds were initially restricted to maintain reserves as specified in the Credit Facility with Coast.

     In April 1999, the Company met the terms and conditions for converting the Credit Facility from an accounts receivable based facility to a full credit facility. Accordingly, Coast approved the conversion to the full credit facility. Under the terms of the Credit Facility, funding availability is based upon recurring monthly accounts receivable collections or earnings multiples. The Company's initial availability in April 1999 was approximately $29.0 million under the Credit Facility, but was increased to the full $30 million later in the year.

     In October 1999, the Company, subject to the condition set forth below, increased its availability under the Credit Facility to $35.0 million. This increase is due to an increase in the Company's borrowing multiple for accounts receivable collections. This increase in availability to the Company was subject to Coast being able to syndicate the Credit Facility within 90 days following the Company's request to increase the availability from $30.0 million to $35.0 million. During 1999, the Company either paid off or negotiated with certain of its non-subordinated creditors to replace their existing indebtedness with some other form of debt instrument, subordinated to the Credit Facility. This increased, on a dollar for dollar basis, the Company's availability under the Credit Facility, as these non-subordinated creditors totaling $6.8 million were reserved under the Credit Facility. At December 31, 1999, the remaining balance owed of approximately $154,000 represents lenders who agreed to restructure their debt as subordinated to Coast Facility.

     Of the $35.0 million in availability, currently limited to $30.0 million due to financial results and loan formula restrictions, approximately $20.9 million was outstanding as of December 31, 1999 under the Credit Facility. The remaining balance of $9.1 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. In addition, the Patrick Note of $2.5 million is due February 1, 2000. This note was paid down to $2.0 million on February 1, 2000 and the maturity date was extended to February 1, 2001. In addition, the $2.5 million subordinated Patrick
Note is also available for working capital, capital improvements and debt reduction. The Credit Facility is secured by a blanket lien on all of the Company's assets, including accounts receivable and the Company's customer base. The terms of the Credit Facility are for three years from initial funding, with an interest rate of prime plus 3.5%. Although the Credit Facility has a three-year term, it is classified as a current liability in the Company's financial statements because the agreement contains certain subjective acceleration clauses and requires that all cash receipts be deposited to a lockbox, the proceeds of which are used daily to repay the debt.

     The Company expects to incur future capital expenditures in the range of $1.0 to $2.0 million, including upgrades to the Company's management information systems and various aspects of reorganization.

     In the event the Company's estimates of capital requirements are too low, and the Company does not have sufficient availability under the Credit Facility or is unable to obtain alternate sources of financing, the Company may be required to curtail its capital improvement and telemarketing expansion plans.

Operating Activities

     Significant uses of cash in operating activities for the year ended December 31, 1999 include decreases in accounts payable of $9.4 million. Accounts receivable increased by $533,000 and prepaid expenses increased by $709,000. The Company also generated cash from operations by recording net income of $2.2 million; $2.0 million from recording a deferred income tax expense; $3.0 million in certain non-cash expenses, principally depreciation and amortization and $344,000 from recording the issuance of stock warrants, options and awards.

     Significant sources of cash in operating activities in 1998 include decreases in accounts receivable of $2.7 million. Net non-cash expenses of $2.8 million, principally depreciation, amortization, impairment loss on fixed assets and losses on other receivables significantly offset the net loss of $3.6 million incurred by the Company in 1998. The Company also generated cash from operations of approximately $5.8 million by extending or delaying payments to vendors.

     Significant uses of cash in operating activities in 1997 included increases in accounts receivable of $6.1 million. Net non-cash expenses of $874,000, principally depreciation and amortization, offset the net loss of $341,000 incurred by the Company in 1997. The Company also generated cash from operations of approximately $1.6 million by extending or delaying payments to vendors, and $2.4 million in connection with the sale of certain of its accounts receivable.

Investing Activities

     The Company's investing activities for the year ended December 31, 1999 consisted primarily of property and equipment purchases of $3.3 million offset by proceeds of $522,000 from the sale of an asset held for disposal.

     The Company's investing activities in 1998 consisted primarily of property and equipment purchases of $353,000. Investments totaling $55,000, which had been pledged as collateral for a loan in 1996, were released in 1998. Sources of cash included repayments of advances made to related parties totaling $150,000.

     The Company's investing activities in 1997 consisted primarily of property and equipment purchases of $337,000 and a loan made to a related company in the amount of $670,000. Investments totaling $85,000, which had been pledged as collateral for a loan in 1996, were released in 1997.

Financing Activities

     During the year ended December 31, 1999, financing activities provided $4.8 million in cash. The most significant source of cash was an increase of $12.9 million in borrowings under the Company's Credit Facility. Other financing activities included borrowings from related parties totaling $262,000 and repayments to related parties totaling $1.3 million, for net use of cash totaling $1.0 million, and other borrowings totaling $2.6 million and repayments totaling $9.2 million, for net use of cash totaling $6.6 million.

     During the year ended December 31, 1998, financing activities used $6.4 million in cash. The most significant use of cash was a decrease of $2.9 million in borrowings under the Company's various line of credit agreements. Additionally, distributions paid to stockholders and redemption of Common Stock also comprised the use of cash in financing activities, totaling $1.5 million in 1998. Other financing activities included borrowings from related parties totaling $1.6 million and repayments to related parties totaling $3.1 million, for net use of cash totaling $1.5 million, and other borrowings totaling $400,000 and repayments totaling $748,000, for a net use of cash totaling $348,000.

     During the year ended December 31, 1997, financing activities provided $2.0 million in cash to the Company. The most significant source of cash was an increase of $6.8 million in borrowings under the Company's various line of credit agreements. Distributions paid to stockholders and redemptions of Common Stock comprised the largest use of cash in financing activities, totaling $5.0 million in 1997. Other financing activities included borrowings from related parties totaling $3.7 million and repayments to related parties totaling $4.4 million, for a net use of cash of $700,000, and other borrowings totaling $1.4 million and repayments totaling $500,000, for net proceeds of cash totaling $900,000.

RECENT EVENTS

     In July 1999, the Company launched a filtered family friendly Internet access service nationwide and intends to market this service to both its existing customers and new customers.

YEAR 2000 COMPUTER ISSUES

     The year 2000 issue related to whether the Company's computer systems would properly recognize date sensitive information due to the change in year 2000, or "00". Systems that fail to properly recognize such information could generate erroneous data or cause a system to fail.

     To date, the Company has not experienced any significant problems as a result of the commencement of the year 2000. There remains a possibility that residual consequences stemming from the change to the year 2000 could occur and, if these consequences become widespread, they could have a material adverse effect on the Company's business, financial condition, cash flows and results of operations. However, the Company considers this possibility remote and does not anticipate any significant problems due to the year 2000 issue.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements for fiscal years beginning after December 15, 1997. The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has determined that the impact on its financial statements of adopting SFAS Nos. 129, 130 and 131 is not material. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters ending after June 15, 1999. The effective date of SFAS No. 133 was delayed to fiscal quarters ending after June 15, 2000, by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", issued in June 1999. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is not exposed to market risk from changes in marketable securities, as the Company has no such instruments.

     The Company is exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under the Credit Facility since amounts borrowed under the Credit Facility accrue interest at a fluctuating rate equal to the prime lending rate ("Prime") plus 3.5%. The outstanding balance of the Company's borrowings under the Credit Facility at December 31, 1999 was $20.9 million. Market risk is estimated as the potential increase in interest rate for borrowings under the Company's Credit Facility resulting from an increase in Prime. Based on borrowings under the Credit Facility at December 31, 1999, a hypothetical increase of 1.00% in Prime increases the Company's cost of borrowings by approximately $209,000 annually. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     The Company's operations are all originated within the United States and therefore conduct all business transactions in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth following the signature page hereof beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers and directors of the Company:

             NAME               AGE                      POSITION
             ----               ---                      --------
Stephen D. Halliday........     51        President, Chief Executive Officer
                                          and Director

Tracy C. Freeny............     55        Chairman of the Board

John B. Damoose............     53        Director

Jay A. Sekulow.............     44        Director

David E. Grose.............     47        Vice President and Chief Financial
                                          Officer

Kerry A. Smith.............     38        Vice President

     Stephen D. Halliday has been the President, Chief Executive Officer and a director of the Company since October 1998. From 1980 until 1997, Mr. Halliday was a partner with Coopers & Lybrand LLP (which is now PricewaterhouseCoopers
LLC) and from 1997 until October 1998 he was a partner in the telecommunications law firm of Wiley, Rein & Fielding ("WRF") in Washington, D.C. He continues to serve as of counsel with WRF for matters, which do not involve the Company. Mr. Halliday graduated from Duke University with bachelor of arts degree in accounting, William & Mary University with a law degree and Georgetown University with a masters of law degree in taxation.

     Tracy C. Freeny is a founder of the Company and has served as Chairman of the Board since the formation of the Company in May 1991 and served as President from such time until October 1998. From 1970 until 1990 Mr. Freeny operated a life insurance agency affiliated with Phoenix Mutual Life Insurance Company and is a lifetime member of the life insurance industry Million Dollar Roundtable. In 1990, Mr. Freeny went to work for AmeriTel Communications, Inc. ("AmeriTel") a reseller of long distance telephone services and in 1991 was part of the acquisition of the assets of AmeriTel, which began the Company. Mr. Freeny graduated from Oklahoma State University with a bachelor of arts degree in finance. In July 1998, Mr. Freeny agreed to a cease and desist order issued by the Securities and Exchange Commission regarding the violation of various federal securities laws. For more information regarding these matters, see Item 3 above.

     John B. Damoose has been a director of the Company since October 1998. Since May 1997, Mr. Damoose has been President of two non-profit organizations, Religious Heritage of America Foundation and Freedom of Ministries of America. Prior to that, from May 1996 until May 1997, he served as Co-President of the Christian Broadcasting Network and from November 1993 until May 1996 he served as Senior Vice President - Marketing and Communications for International Family Entertainment. Mr. Damoose also held various management positions with Chrysler Corporation from November 1982 through November 1993, most recently serving as Vice President of Worldwide Marketing. Mr. Damoose graduated from the University of Michigan with a bachelor of science degrees in economics/political science and Columbia University with a masters degree in business administration.

     Jay A. Sekulow has been a director of the Company since October 1998. Mr. Sekulow is an attorney and has been Chief Counsel of the American Center for Law and Justice, a non-profit public interest law firm ("ACLJ") since 1992. He has also been, since 1995, Chief Executive Officer of Regency Productions, Inc. ("Regency"), a radio production company which produces a thirty-minute daily radio program on legal issues hosted by Mr. Sekulow and, since 1987, President and a Director of CASE, a non-profit public interest law firm. Mr. Sekulow graduated cum laude from Mercer University with both a bachelor of arts degree in history and law degree.

     David E. Grose has been a Vice President and the Chief Financial Officer of the Company since April 1999. From July 1997 through April 1999, Mr. Grose served as Vice President and Chief Financial Officer of Bayard Drilling Technologies, Inc., formerly a publicly traded oil and gas drilling company. Prior to that Mr. Grose was affiliated with Alexander Energy Corporation, formerly a publicly traded oil and gas exploration and development company, from its inception in March 1980, serving from 1987 through 1996 as a director and Vice President, Treasurer and Chief Financial Officer. In August 1996, National Energy Group acquired Alexander Energy Corporation and he served as Vice President of Finance and Treasurer through February 1997. Mr. Grose graduated from

Oklahoma State University with a bachelor of arts degree in political science and University of Central Oklahoma with a masters degree in business administration.

     Kerry A. Smith has been a Vice President of the Company since December 1998. Most recently he served as the Telecom/Infocom Practice Director for PricewaterhouseCoopers LLP in Dallas, Texas, and has extensive product-marketing experience with WorldCom. Mr. Smith has more than 15 years experience in the telecommunications industry holding key senior staff and management positions. His resume includes key positions managing global alliance partners in Canada, Latin America, Mexico, and Great Britain developing strategic business plans and launching new products and services. Mr. Smith graduated from Capitol College with a bachelor of science in telecommunication engineering technology.

BOARD OF DIRECTORS MATTERS

     All directors hold offices until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. Each officer serves at the discretion of the Board of Directors, subject to the terms of certain employment agreements described below.

     The Board of Directors has established an Audit Committee and a Compensation/Nominating Committee. The Audit Committee is composed of Messrs. Sekulow and Damoose, with Mr. Damoose serving as Chairman. The Audit Committee is responsible for (a) reviewing the scope of, and the fees for, the annual audit of the Company, (b) reviewing with the independent auditors the Company's accounting practices and policies, (c) reviewing with the independent auditors their final report, (d) reviewing with internal and independent auditors overall accounting and financial controls and (e) being available to the independent auditors for consultation purposes.

     The Compensation/Nominating Committee is composed of Messrs. Sekulow and Damoose, with Mr. Sekulow serving as Chairman. The Compensation/Nominating Committee is responsible for reviewing the Company's policies with respect to the compensation of its officers at the Vice President level or higher, including the basis of the compensation of its chief executive officer and its relationship to corporate objectives and identifying and nominating future nominees as members of the Board of Directors.

     The Board of Directors has also adopted a policy statement on conflict of interest transactions, which requires that all proposed conflict of interest transactions be approved by a majority of directors who will receive no benefit from the transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid the Company's chief executive officer and vice president of the Company for services rendered in 1998 and 1999 (collectively, the "Named Executive Officers"). See Item 13 below for a description of transactions involving Mr. Halliday and the directors of the Company.

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                              -----------------------------------------   ----------------------
                                                                                                SECURITIES
                                                                         OTHER ANNUAL           UNDERLYING          ALL OTHER
    NAME AND PRINCIPAL POSITION        YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)      OPTIONS/SARS (#)     COMPENSATION($)
    ---------------------------        ----   ----------   ---------   ----------------      ----------------     ---------------
Stephen D. Halliday, President and
Chief Executive Officer............... 1999    $487,500     $100,000          --                   27,296                  --
                                       1998    $128,462           --          --                       --            $127,500(1)

Kerry A. Smith, Vice President........ 1999    $215,000     $ 50,000          --                       --                  --
                                       1998    $ 17,917           --          --                       --                  --

(1) These amounts represent payments made to Mr. Halliday prior to his becoming the Company's President and Chief Executive Officer.

     The following table sets forth the information regarding the options granted to the Chief Executive Officer of the Company in 1999:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF STOCK PRICE
                                                  INDIVIDUAL GRANTS                          APPRECIATION FOR OPTION TERM
                                  ---------------------------------------------------     -----------------------------------
                                                 PERCENT OF
                                  NUMBER OF         TOTAL
                                  SECURITIES    OPTIONS/SARS   EXERCISE
                                  UNDERLYING     GRANTED TO     OR BASE
                                 OPTIONS/SARS    EMPLOYEE IN     PRICE     EXPIRATION
             NAME                GRANTED (#)     FISCAL YEAR    ($/SH)        DATE         0%          5%         10%
Stephen D. Halliday........         6,824            25%        $28.86    July 1, 2004     n/a      $14,174     $69,460
                                    6,824            25%        $28.86    July 1, 2005     n/a      $24,730     $96,100
                                    6,824            25%        $28.86    July 1, 2006     n/a      $35,813     $125,404
                                    6,824            25%        $28.86    July 1, 2007     n/a      $47,451     $157,638

HALLIDAY EMPLOYMENT AGREEMENT

     Effective as of May 24, 1999 (the "Commencement Date"), the Company entered into an amended and restated employment agreement with an initial effective date of October 1998 (the "Halliday Employment Agreement") with Stephen D. Halliday, President, Chief Executive Officer and a director of the Company. The initial term of the Halliday Employment Agreement is for five years, with automatic one-year extensions. Pursuant to the Halliday Employment Agreement, Mr. Halliday initially received an annual salary of $450,000 which was increased to $600,000 on October 1, 1999, subject to annual review by the board of directors of the Company, which shall increase his salary at the annual consumer price index rate of increase and may further increase but not decrease such salary at the board of directors discretion. Also, on October 1, 1999, Mr. Halliday received a one-time bonus of $100,000. Mr. Halliday is also entitled to receive various medical, dental and group insurance, pension and other retirement benefits, disability and other benefit plans and vacation as the Company makes available to its senior executive officers. Mr. Halliday may be terminated in the event of his disability, for cause (as defined in the Halliday Employment Agreement) or without cause and Mr. Halliday may terminate his employment for good reason (as defined in the Halliday Employment Agreement, which includes any termination of Mr. Halliday's employment by the Company other than for cause and any change of control of the Company). If Mr. Halliday is terminated for cause or without cause (subject to the right of Mr. Halliday to terminate his employment for good reason) because of his death, he or his estate, as the case may be, will receive his salary and other benefits accrued as of the date of termination or death. If Mr. Halliday's employment is terminated as a result of his disability, Mr. Halliday will receive his salary and other benefits accrued as of the date of disability and 60% of his base salary for the period of disability but not exceeding the remaining term of the Halliday Employment Agreement. If Mr. Halliday terminates his employment for good reason, he is entitled to continue to receive his base salary for the remaining term of the Halliday Employment Agreement and, in addition, all his Common Stock and options to purchase Common Stock will continue to vest and he will receive upon each vesting date a cash bonus which will equal all taxes payable by Mr. Halliday as a result of the vesting of the Common Stock and the payment of this bonus. If the Company intends to terminate Mr. Halliday's employment without cause, it must give him notice and he is entitled to terminate his employment for good reason.

     Pursuant to the Halliday Employment Agreement, as of July 1, 2000, the Company will issue Mr. Halliday shares of Common Stock equal to 0.5% of the fully diluted outstanding Common Stock on such date, subject to certain vesting requirements. This issued stock vests as follows: 50% of the shares will vest on July 1, 2000 and 25% of the shares will vest on each July 1 thereafter. If Mr. Halliday fails to serve as an officer of the Company, all unvested shares will be forfeited unless Mr. Halliday terminated his employment for good reason. Additionally, Mr. Halliday is to receive a cash bonus after any portion of these shares vests that will equal all taxes payable by him as a result of the vesting and the payment of this bonus.

     The Halliday Employment Agreement also granted Mr. Halliday two options to purchase shares of Common Stock. The first option effective as of the Commencement Date granted Mr. Halliday options to purchase 27,296 shares (3% of fully diluted outstanding Common Stock as of such date) at $28.86 per share (the fair value of the Common Stock as of February 1, 1998, as was determined by a third party appraiser) (the "Exercise Price"). These options are subject to the following vesting schedule: 25% of the options vested on July 1, 1999 and 25% of the options vest on each July 1 thereafter. The second option, which will be effective three years after the Commencement Date, will entitle Mr. Halliday to purchase 2% of the fully diluted outstanding Common Stock as of such date at the Exercise Price plus 25%. The second option vests as follows:
50% of the options vest four years after the Commencement Date and 50% of the options vest five years after the Commencement Date. If Mr. Halliday fails to serve as an officer of the Company, unless he terminated his employment for good reason, the vesting will immediately cease; however, Mr. Halliday can exercise all vested options after such time until the termination of the options. All of these options will vest upon any sale of the Company. Once an option to purchase shares has vested it will remain exercisable for five years from such vesting date.

     Tracy Freeny also individually agreed that for as long as Mr. Halliday is employed by the Company to vote all of his shares of Common Stock for Mr. Halliday and for a period of five years from the Commencement Date for each of the other current directors of the Company for election to the board of directors of the Company. Also, pursuant to an employment agreement, which was replaced by the Halliday Employment Agreement, Carl Thompson agreed to vote for Messrs. Halliday, Damoose and Sekulow's election to the board of directors of the Company. In June 1999, Mr. Thompson executed an agreement pursuant to which he agreed to honor his agreements contained in such prior employment agreement.

SMITH EMPLOYMENT AGREEMENT

     Effective as of December 31, 1998 (the "Effective Date"), the Company entered into an employment agreement (the "Smith Employment Agreement") with Kerry A. Smith, a Vice President of the Company. The initial term of the Smith Employment Agreement is for two years, with automatic one-year extensions subject to 90 days notification prior to the extension if the Company elects to not renew his agreement. Pursuant to the Smith Employment Agreement, Mr. Smith receives an annual base salary of $215,000 and a bonus of $50,000. Both Mr. Smith's annual base salary and guaranteed bonus are subject to review after the initial term of the Smith Employment Agreement and may, at the Company's discretion, be adjusted from time-to-time according to Mr. Smith's responsibilities, capabilities, performance and other criteria deemed appropriate by the Company. Mr. Smith is entitled to receive various medical, dental and group insurance, pension and other retirement benefits, disability and other benefit plans and vacation as the Company makes available to its senior executive officers. The Company may also terminate this Agreement at any time during the initial term and for any reason whatsoever upon ninety (90) day notice to Mr. Smith. If the Company notifies Mr. Smith of its election to terminate Mr. Smith before the first anniversary of the Effective Date, Mr. Smith shall be entitled to receive severance pay equal to six (6) months pay (and payable in a lump sum or over the course of such period, at the option of the Company) and health insurance for such period. If the Company notifies Mr. Smith of its election to terminate Mr. Smith between the first anniversary of the Effective Date and the second anniversary of the Effective Date, Mr. Smith shall be entitled to receive severance pay equal to four (4) months pay and health insurance for such period. Severance pay shall be payable in a lump sum or over the course of the period covered, at the option of the Company. In addition to the amounts set forth in the previous two sentences, upon termination Mr. Smith is entitled to receive a share of the bonus pro rated from the beginning of the fiscal year in which the termination occurs to the date of the termination notice. Severance pay after the initial term shall be subject to negotiation between Mr. Smith and the Company.

FREENY EMPLOYMENT AGREEMENT

     Effective as of the Commencement Date (i.e. May 24, 1999), the Company entered into an employment agreement (the "Freeny Employment Agreement") with Tracy C. Freeny, Chairman of the Board of the Company, as consideration for the additional services Mr. Freeny performs for the Company. The initial term of the Freeny Employment Agreement is for five years, with automatic one-year extensions. Pursuant to the Freeny Employment Agreement, Mr. Freeny receives an annual salary of $300,000, subject to annual review by the board of directors of the Company, which shall increase his salary at the annual consumer price index rate of increase and may further increase but not decrease such salary at the board of directors discretion. Mr. Freeny is also entitled to receive various medical, dental and group insurance, pension and other retirement benefits, disability and other benefit plans and vacation as the Company makes available to its senior executive officers. Mr. Freeny may be terminated in the event of his disability, for cause (as defined in the Freeny Employment Agreement) or without cause and Mr. Freeny may terminate his employment for good reason (as defined in the Freeny Employment Agreement, which includes any termination of Mr. Freeny's employment by the Company other than for cause and any change of control of the Company). If Mr. Freeny is terminated for cause or without cause (subject to the right of Mr. Freeny to terminate his employment for good reason) because of his death, he or his estate, as the case may be, will receive his salary and other benefits accrued as of the date of termination or death. If Mr. Freeny's employment is terminated as a result of his disability, Mr. Freeny will receive his salary and other benefits accrued as of the date of disability and 60% of his base salary for the period of disability but not exceeding the remaining term of the Freeny Employment Agreement. If Mr. Freeny terminates his employment for good reason, he is entitled to continue to receive his base salary for the remaining term of the Freeny Employment Agreement and, in addition, one year following the date of his termination. If the Company intends to terminate Mr. Freeny's employment without cause, it must give him notice and he is entitled to terminate his employment for good reason. Pursuant to a separate written agreement, Mr. Freeny has agreed to defer certain accrued distributions allegedly owed to him by the Company. See Item 13 - Certain Relationships and Related Transactions - Transactions with Messrs. Freeny and Thompson.

TELLING AGREEMENTS

         In 1997 Mr. Freeny (on behalf of the Company) entered into an employment agreement with John E. Telling, a former director of the Company and former executive of the Internet department of the Company. Mr. Telling was to receive an annual salary of $500,000, subject to annual review by the board of directors of the Company. Mr. Telling was also entitled to receive various medical, dental and group insurance, pension and other retirement benefits, disability and other benefit plans and vacation as the Company made available to its senior executive officers.

     Effective as of May 1999, the Company entered into a restated employment agreement with Mr. Telling (the "Telling Employment Agreement"). The Telling Employment Agreement restated the 1997 agreement except that Mr. Telling's annual salary was reduced to $250,000. The initial term of the Telling Employment Agreement was for five years with automatic one-year extensions.

     Pursuant to the 1997 Agreement, the Company issued Mr. Telling 9,099 shares of Common Stock (1.0% of the fully diluted outstanding Common Stock on such date) (the "Restricted Shares"), subject to certain vesting requirements. The 1997 Agreement also granted Mr. Telling options to purchase 27,296 shares (3% of fully diluted outstanding Common Stock as of such date) ("Options") at the Exercise Price, which were to vest over time. These Options were granted subject to the following vesting schedule: 25% of the shares vested on July 1, 1999 and 25% of the shares vest on each July 1 thereafter.

     Effective as of December 31, 1999, Mr. Telling resigned as a director and employee of the Company and in connection with such resignation, the Company and Mr. Telling entered into a letter agreement (the "Resignation Agreement"). The Resignation Agreement provides for the same terms as the Telling Employment Agreement and as a result, Mr. Telling will receive, payments totaling $500,000 in 2000 and will receive $250,000 per year from January 1, 2001 until May 1, 2004. Also, the Resignation Agreement provides (a) that the Restricted Shares immediately vested and the Company paid Mr. Telling a cash bonus equal to all taxes payable by him as a result of the vesting and the payment of the bonus and
(b) the Options remain in effect and will become exercisable on the terms provided in the Telling Employment Agreement. The Resignation Agreement also provided for a mutual release between Mr. Telling and the Company and Mr. Telling agreed to certain non-competition covenants.

     Mr. Telling prior to joining the Company had been a founder and the president of Hebron. He continued that position while employed by the Company and holds that position currently.

STOCK AGREEMENTS

     Each of Jay A. Sekulow and John B. Damoose, directors of the Company, have entered into amended and restated stock agreements with the Company (the "Stock Agreements"). The Stock Agreements are also effective as of the Commencement Date and provide that the party thereto (the "Party") shall receive certain compensation for his agreement to serve and continued service as a director of the Company. On July 1, 2000, the Company shall be obligated to issue each Party shares of Common Stock equal to 0.5% of fully diluted outstanding Common Stock on such date, subject to vesting. This issued stock vests as follows: 50% of the shares will vest on July 1, 2000 and 25% of the shares vest on each July 1 thereafter. If a Party fails for any reason to serve as a director, all unvested shares will be forfeited. Additionally, each Party is to receive a cash bonus after any portion of these shares vests that will equal all taxes payable by the Party as a result of the vesting and the payment of this bonus.

     The Stock Agreements also grant each Party options to purchase a certain number of shares of Common Stock at the Exercise Price. Messrs. Sekulow and Damoose received options to purchase 27,296 shares (3.0% of fully diluted outstanding Common Stock as of such date) and 9,099 shares (1.0% of fully diluted outstanding Common Stock on such date), respectively. These options are subject to the following vesting schedule: 25% of the options vested on July 1, 1999 and 25% of the options vest on each July 1 thereafter. If a Party ceases to serve as a director, the vesting will immediately cease; however, the Party can exercise all vested options after such time until the termination of the options. All of the options will vest upon any sale of the Company. Once an option to purchase shares has vested it will remain exercisable for five years from such vesting date.

     Tracy Freeny also individually agreed for a period of five years from the execution of such agreement to vote all of his shares of Common Stock for the Party for election to the board of directors of the Company. Also pursuant to a stock agreement with Mr.

Sekulow, which was replaced by the Stock Agreement, Carl Thompson agreed to vote for Messrs. Halliday, Damoose and Sekulow's election to the board of directors of the Company. In June 1999, Mr. Thompson executed an agreement pursuant to which he agreed to honor his agreements contained in such prior agreement.

SEPARATION AGREEMENT WITH CARL THOMPSON

     In April 1998, Mr. Thompson resigned as Senior Vice President and director of the Company. In connection with such resignation, the Company, authorized by Mr. Freeny, and Mr. Thompson entered into an agreement pursuant to which Mr. Thompson will receive (a) $40,000 a month until all accrued and unpaid distributions ($995,952 as of the date of the agreement) have been paid, all of which amounts have been paid as of December 31, 1999, except for $98,000 and (b) $20,000 a month for the remainder of his life so long as Mr. Thompson does not take any action significantly detrimental to the Company. The Company paid Mr. Thompson the last of his accrued and unpaid distributions in March 2000, and has been paying Mr. Thompson $20,000 per month since April 1998. The agreement also contains certain non-competition provisions, which Mr. Thompson was required to comply with until April 1999.

STOCK INCENTIVE PLAN

     The Board of Directors has approved a 1999 Stock Incentive Plan (the "Plan") relating to up to 40,000 shares of Common Stock of the Company ("Shares"). The Plan permits the granting of stock options to employees, directors and consultants, and includes additional features (such as restricted shares and stock appreciation rights), described in more detail below, that enhance the flexibility of the Company in hiring, retaining and motivating key individuals. The Plan provides that it shall be administered by the compensation committee of the Board of Directors of the Company (the "Committee"). The Plan may be amended without shareholder approval, except as specified in the Plan.

     Pursuant to the Plan, the Company may from time to time grant to employees, directors and consultants of the Company and its affiliates, Shares, options to purchase Shares ("Options"), and stock appreciation rights. Shares issued under the Plan shall be restricted shares, which are subject to cancellation upon such terms, and conditions as may be determined by the Company.

     Options under the Plan may be either incentive stock options, which receive special tax treatment, or non-qualified options, which do not receive such special tax treatment. Incentive stock options will expire not more than ten years from the date of grant. In addition, it is expected that non-qualified options will generally expire not more than ten years from the date of grant.

     The purchase price per Share to be specified in each Option granted under the Plan may not be less than the fair market value of a share of Common Stock of the Company on the date the Option is granted. The Plan permits the adjustment of outstanding Options to accommodate for mergers, acquisitions and other events, and to specify a lower purchase price, through amendment of outstanding options or through cancellation of outstanding options and the grant of replacement options.

     The Plan permits the Company to provide that payment of the purchase price upon exercise of options may be made in cash, shares owned by the optionee, any other lawful form of consideration or a combination thereof, in each case acceptable to the Committee. Any shares received by the Company in payment of the purchase price will be valued at their fair market value on the date of exercise.

     Stock appreciation rights may be granted in tandem with options or may be freestanding. The Committee may amend the terms of the stock appreciation rights from time to time. Payment to participants upon the exercise of stock appreciation rights will generally be made in cash or in shares (such shares to be valued at their fair market value on the date of exercise of the stock appreciation rights). Tandem stock appreciation rights may be granted at the time a grant is made under the Plan or added to outstanding grants, provided that in the case of stock appreciation rights granted in tandem with incentive stock options, such grant may only be made at the time of the grant of the incentive stock option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of Common Stock, $0.10 par value of the Company ("Common Stock"), as of December 31, 1999, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each Named Executive Officer (as defined in Item 6 below) and (d) all executive officers and directors as a group. The Company believes that each of such stockholders has the sole voting and dispositive power over the shares held by such stockholder except as otherwise indicated.

EXECUTIVE OFFICERS AND DIRECTORS:

                                                    SHARES OWNED
                                              -----------------------
                NAME                          NUMBER       PERCENTAGE
                ----                          -------      ----------
Stephen D. Halliday (1) .................       9,490         1.1
Tracy C. Freeny (2) .....................     155,183        18.8
John B. Damoose (3) .....................       2,675          --
Jay A. Sekulow (4) ......................      42,453         5.1
David E. Grose ..........................          --          --
Kerry A. Smith ..........................          --          --
All Executive Officers and Directors as
    A Group (8 Persons) (1)(2)(3)(4) ....     209,801        25.4
OTHER 5% STOCKHOLDERS:
Sharon Freeny (5) .......................     155,183        18.8
Harvey Price (6) ........................      50,000         6.0
Donald Price (7) ........................      50,000         6.0

----------

(1) Includes 6,824 shares subject to options held by Mr. Halliday and 2,666 shares which Mr. Halliday and/or CASE has the option to purchase from Mr. Thompson. Additionally, the Company is obligated to grant to Mr. Halliday on July 1, 2000, shares which represent 0.5% of the fully diluted outstanding Common Stock on such date, in connection with his service on the Board of Directors of the Company, which shares are not included here in this total and are subject to forfeiture pursuant to the terms of the Halliday Employment Agreement (as defined herein).

(2) Includes 152,983 shares held jointly by Mr. Freeny and his wife and 2,200 shares held by Mr. Freeny's minor son. Mr. Freeny disclaims beneficial ownership of the shares owned by his minor son. Mr. Freeny's address is 6220 N.E. 113th Street, Edmond, Oklahoma 73034.

(3) Includes 2,275 shares subject to options held by Mr. Damoose and 400 shares subject to warrants to be issued to Mr. Damoose. Additionally, the Company is obligated to grant to Mr. Damoose on July 1, 2000, shares which represent 0.5% of the fully diluted outstanding Common Stock on such date, in connection with his service on the Board of Directors of the Company, which shares are not included here in this total and are subject to forfeiture pursuant to the terms of the Stock Agreement (as defined herein). Mr. Damoose also has the option to acquire shares upon the conversion of the Damoose Note (as defined herein); however, the number of shares issuable upon conversion cannot be determined because the conversion price is not currently ascertainable. The Damoose Note is convertible at any time into shares of Common Stock, at the option of Damoose, at per share price equal to the lower of (x) the fair market value of the Common Stock on January 1, 1998, as determined by an appraisal, or (y) the lowest publicly traded price of the Common Stock three months following the establishment of a public trading market for the Common Stock.

(4) Includes 6,824 shares subject to options held by Mr. Sekulow; 2,666 shares which C.A.S.E., Inc. ("CASE") and/or Mr. Halliday has the option to purchase from Mr. Thompson; 3,400 shares subject to warrants to be issued to CASE, an entity of which Mr. Sekulow is President and a director and 29,563 shares held by CASE. Additionally, the Company is obligated to grant to Mr. Sekulow on July 1, 2000, shares which represent 0.5% of the fully diluted outstanding Common Stock on such date, in connection with his service on the Board of Directors of the Company, which shares are not included here in this total and are subject to forfeiture pursuant to the terms of the Stock Agreement (as defined herein). CASE also has the right to acquire shares upon the conversion of the CASE Note (as defined herein); however, the number of shares issuable upon conversion cannot be determined because the conversion price is not currently ascertainable. The CASE Note is convertible at any time into shares of Common Stock, at the option of CASE, at per share price equal to the lower of (i) the fair market value of the Common Stock on January 1, 1998, as determined by an appraisal, or (ii) the lowest publicly traded price of the Common Stock three months following the establishment of a public trading market for the Common Stock.

(5) Includes 152,983 shares held jointly by Ms. Freeny and her husband and 2,200 shares held by Ms. Freeny's minor son. Ms. Freeny disclaims beneficial ownership of the shares owned by her minor son. Ms. Freeny's address is 6620 N.E. 113th Street, Edmond, Oklahoma 73034.

(6)  Harvey Price's address is Route 1, Box 49D, Wetomka, Oklahoma 74883.

(7)  Donald Price's address is Route 2, Box 46, Holdenville, Oklahoma 74848.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MESSRS. FREENY AND THOMPSON

     Each of Messrs. Freeny and Thompson is a founder of the Company and acquired his original shares of Common Stock upon formation of the Company without payment of cash consideration. These shares represent substantially all of the shares of Common Stock owned by each of them.

     From 1994 until 1997, the Company paid distributions to all shareholders including distributions of $443,100 to Mr. Freeny and $160,100 to Mr. Thompson. From July 1, 1995, the Company paid distributions to all shareholders except Messrs. Freeny and Thompson. As to them, the Company annually accrued distributions for 1995, 1996 and 1997 of $849,118, $1,659,443 and $1,260,343,
respectively, to Mr. Freeny and annually accrued distributions for 1995, 1996 and 1997 of $301,827, $582,459 and $433,010, respectively, to Mr. Thompson on their shares of Common Stock. These distributions were accrued on the same per share basis as paid to all other shareholders of the Company. As of December 31, 1999, the Company's financial statements reflect outstanding non-interest bearing accrued distributions payable to Messrs. Freeny and Thompson of $3,200,000 and $98,000, respectively. Pursuant to the Thompson Separation Agreement (See Item 11), the Company began paying Mr. Thompson monthly installments of $40,000 towards these accrued but unpaid distributions in connection and such amounts will continue until paid in full, which will be completed in March 2000.

     In a letter agreement dated July 14, 1999, the Company and Mr. Freeny agreed to defer payment of such amounts allegedly owed to Mr. Freeny until such time as the Company's financial condition further improved and it had funds available, legally and in good business practice, to pay any such accrued distributions. In consideration for this deferral and Mr. Freeny's subordination of the accrued distributions to the Coast Loan, the Company agreed to pay him, in addition to his salary, $300,000 per year until the payment of the accrued distributions was resumed and, if resumed, all amounts paid to Mr. Freeny pursuant to the agreement would be credited against his accrued distributions. During the year ended December 31, 1999, these payments totaled $150,000.

     In January 1995, the Company redeemed 2,140 shares of Common Stock for $214,164 from Mr. Freeny and 250 shares of Common Stock for $25,000 from Mr. Thompson.

     In 1995 and 1996, Tracy Freeny, at that time President and a director of the Company; Carl Thompson, at that time Senior Vice President and a director of the Company; and Willeta Thompson, Mr. Thompson's wife, sold 21,204 shares of Company Common Stock to 100 individuals at an aggregate price of approximately $2,480,000. The selling price ranged from $40 per share to $150 per share averaging $117 per share. In connection with each sale, Mr. Freeny caused the Company to issue a redemption agreement to the purchaser obligating the Company to buy back the stock at the purchase price plus a guaranteed return. (See Note H for a description of the redemption agreements.)

     The Company believes that these sales were initially made as new issuances of the Company's stock in consideration for monies received by the Company. The Company believes that subsequently these sales were characterized as sales of Mr. Freeny's (and Mr. and Mrs. Thompson's) shares (the "Stock Transactions"). However, the redemption agreements discussed above continued to remain in place and obligated the Company to redeem shares sold by Mr. Freeny (and Mr. and Mrs. Thompson).

     As discussed above, the monies from the sale of stock characterized as sales by Mr. Freeny (and Mr. and Mrs. Thompson) in the amount of $2,480,000 had been received by the Company. These amounts were treated as loans to the Company (at 8% per annum with a two-year maturity) by Mr. Freeny (and Mr. and Mrs. Thompson). The Company repaid these loans in 1997 and 1998, and all such notes were repaid in full by March 31, 1998, as set out in the chart below. The end result of these loan payments was that Mr. Freeny (and Mr. and Mrs. Thompson) had completed the sale of $2,480,000 of their stock at an average purchase price of $117 per share, which utilized Company redemption agreements.


                                                     ORIGINAL      MATURITY                    PAYMENT
               DATE               PAYEE             PRINCIPAL        DATE                      STATUS
               ----               -----             ---------        ----                      ------
      June 1, 1995            Carl Thompson         $100,000    May 31, 1997           paid in full at maturity
      August 31, 1995         Willeta Thompson       658,813    August 31, 1997        paid in full in March 1998

      September 30, 1995      Tracy Freeny           318,134    September 30, 1997     paid in full at maturity
      October 31, 1995        Tracy Freeny           962,120    October 31, 1997       paid in full at maturity
      November 30, 1995       Tracy Freeny            29,765    November 30, 1997      paid in full at maturity
      December 31, 1995       Tracy Freeny             9,399    December 31, 1997      paid in full at maturity
      March 31, 1996          Tracy Freeny           343,501    March 31, 1998         paid in full at maturity
      October 23, 1996        Tracy Freeny           345,000    demand note            paid in full in May 1997

     Mr. Freeny never fully disclosed all relevant information to the current Board regarding the history of the Stock Transactions. Consequently, in January 1999, the Board approved a settlement with a shareholder believing incorrectly that the shareholder had purchased $750,000 worth of stock from the Company in October 1995 and received a redemption agreement from the Company. The Board subsequently discovered that the stock had been purchased from Mr. Freeny, not the Company, yet the Company had been caused by Mr. Freeny to issue a redemption agreement. Through December 31, 1999, the Company has redeemed 5,278 shares and paid a total of $1,060,000 in connection with these redemptions. The amounts paid consisted of $790,000 for the amounts paid by the stockholders and $270,000 for the specified rate of return, as described in the agreements, for a total payment of $200.72 per share.

     In December 1997, Mr. Thompson borrowed $400,000 from a shareholder of the Company, Aubrey Price, and subsequently loaned all of the proceeds therefrom to the Company. Mr. Thompson then directed the Company to make all payments in respect of his loan to the Company to the shareholder in satisfaction of his loan to Mr. Thompson. This loan bore interest at an imputed rate of 51% based on repayment of the loan in 10 monthly payments of $50,000. This loan has been paid in full.

     Additionally, during 1996, 1997 and 1998, Messrs. Freeny and Thompson and Tom Anderson, Mr. Thompson's son-in-law, periodically made short-term, non-interest bearing loans to the Company for working capital that remained outstanding from one day to up to three months. The following table sets forth the amounts advanced and repaid during such periods:

                        1996                       1997                   1998
                        ----                       ----                   ----
   PARTY          LOANS      REPAYMENTS      LOANS     REPAYMENTS    LOANS      REPAYMENTS
-------------    --------    ----------    --------    ----------   --------    ----------
Tracy Freeny     $845,000     $500,000     $601,000     $946,000    $497,824     $400,000
Carl Thompson     155,000      155,000      120,000      120,000          --           --
Tom Anderson      120,000      120,000           --           --          --           --

     From 1996 to 1998, Messrs. Freeny and Thompson received sales commissions from the Company, which were based on the amount of revenue the Company derived from certain customers. The total amount of commissions was 5% of the revenue generated from all customers of the Company for which no other sales agent or representative of the Company was receiving a commission. The total commissions from such sales were split among Messrs. Freeny, Thompson and a third employee. In 1996, 1997 and 1998, commissions paid to each of Messrs. Freeny and Thompson were $228,176 and $228,176; $238,195 and $231,314; and $246,111 and $85,004,
respectively.

     Mr. Freeny received payments of $606,000 in 1999, consisting of salary, bonus and distributions.

TRANSACTIONS WITH VISIONQUEST

     The Company, Messrs. Freeny and Thompson and Shawn Rohrer, Mr. Freeny's son-in-law, formed VisionQuest in March 1993 to contract with the Company to outsource substantially all of the Company's telemarketing service requirements. Messrs. Freeny and Thompson served as directors and officers of VisionQuest and Mr. Rohrer is the President and a director of VisionQuest.

     The Company compensated VisionQuest for its service through a variety of arrangements including commissions, hourly fees and overhead and expense reimbursements. In 1995, 1996, 1997 and 1998, the Company's total payments to VisionQuest were $11,103,000, $8,987,000, $5,274,000 and $6,209,000, respectively, which resulted in the Company paying VisionQuest an effective hourly rate of $36, $31, $33 and $50, respectively, in those years. The Company now believes it paid higher rates for VisionQuest's services than it would have paid to an independent service provider. The Company believes that the amounts it paid to VisionQuest for telemarketing services could have been $2.0 million to $4.0 million higher than what it could have obtained in an arms-length transaction from an unaffiliated third party. This estimate is based upon an estimate of available third party telemarketing rates, but there can be no assurance that the Company could have obtained such services at such rates on otherwise acceptable terms. For instance, VisionQuest gave priority to the Company's requests, and agreed to do business with the Company without long term or minimum purchase agreements.

     Mr. Freeny received compensation from VisionQuest in 1995, 1996 and 1997 totaling approximately $303,600, $414,000 and $6,500, respectively; Mr. Thompson received compensation from VisionQuest in 1995, 1996 and 1997 totaling approximately

$292,000, $378,000 and $5,800, respectively; and Mr. Rohrer received compensation from VisionQuest in 1995, 1996 and 1997 totaling approximately $367,000, $503,000, and $590,000, respectively. The amount of compensation received by Mr. Rohrer in 1998 is not known. In January 1997 all compensation paid to Messrs. Freeny and Thompson from VisionQuest was permanently discontinued.

     Periodically during 1997, VisionQuest made short-term working capital loans to the Company. These loans ranged from $50,000 to $100,000, did not bear interest and were repaid within three to five business days. All of these loans have been paid in full. In 1997, the total loans made by VisionQuest were $400,000 and repayments totaled $300,000 in 1997 with the remaining $100,000 being repaid in 1998.

     In connection with its telemarketing services, VisionQuest utilized the Company's telecommunication services and paid the Company's out-of-pocket expenses for such services. In 1995, 1996, 1997 and 1998, VisionQuest paid the Company approximately $930,000, $1,030,000, $788,000 and $1,001,000 for
telecommunication services.

     Effective January 1, 1999, pursuant to various written agreements, the Company and VisionQuest terminated their business relationship. The Company purchased from VisionQuest the rights to use all of VisionQuest's assets related to its call center located in Tahlequah, Oklahoma through December 1999 ("Tahlequah Assets") for the following consideration (i) 1,099,850 shares of common stock of VisionQuest, which represented approximately 48% of the outstanding stock of VisionQuest (397,100 of these shares were owned by the Company and 702,750 of these shares were owned by Tracy Freeny which he conveyed to the Company for no consideration immediately prior to the consummation of this transaction) and (ii) cancellation of all remaining amounts owed by VisionQuest to the Company pursuant to a promissory note dated December 31, 1997 in the original principal amount of $670,000 ($520,000 was owed as of the effective date of the transaction). Also, in connection with and as consideration for the transaction, each of the Company and VisionQuest executed mutual releases related to all prior dealings between the parties including all contracts or obligations between the two parties.

TRANSACTIONS WITH HEBRON

     Messrs. Telling, Freeny, Thompson and others formed Hebron in December 1995 to provide certain telecommunications services to the Company. By February 1, 1999, Hebron's primary assets consisted of various equipment and leases for equipment utilized in telecommunications switching network services ("Switching Assets"), a 20-story, 195,000 square foot office tower in Oklahoma City, Oklahoma, where the Company's principal executive offices and some of its operations are located, and certain assets jointly-developed with the Company and used in connection with the Company's Internet operations ("Internet Assets").

     In 1995, the Company purchased equipment, which was then sold to Hebron in March 1996 for the Company's cost basis in such equipment. Also in 1995, the Company entered into a lease agreement with a third party to lease additional switching network equipment. In March 1996, the Company sublet this equipment to Hebron on identical terms as the Company's lease terms and ultimately assigned the lease to Hebron in July 1996, with the Company remaining a guarantor of all lease obligations. Additionally, the Company assigned a telecommunications services agreement to Hebron.

     During 1996, 1997, 1998 and for the month of January 1999 (the Company began operating the switches on February 1, 1999), the Company incurred telecommunications services expense payable to Hebron of approximately $4,685,000, $13,529,000, $14,736,000 and $1,469,000, respectively and in the total amount of $34,419,000. In 1997, the Company believes that it could have obtained the services provided by Hebron on more favorable terms in an arm's length transaction with an unaffiliated third party. The Company's primary carrier lowered its rates in 1997. However, in 1998 the Company and Hebron adjusted the rates being charged so that the Company was paying Hebron generally what the Company would pay for similar services in an arm's length transaction with an unaffiliated third party. The Company believes that the amounts it paid to Hebron for telecommunication services in 1997 were approximately $1.0 million higher than what it could have obtained from its primary carrier.

     In December 1995, the Company advanced Hebron $170,000 to make the cash payment to purchase the office building owned by Hebron. This advance was interest free and repaid in March 1996. Beginning in 1996, the Company leased office space from Hebron. Since January 1998, the Company's principal executive offices and office space for some of its operations were being leased from Hebron. During 1997, 1998 and 1999, the Company incurred rent expense payable to Hebron of approximately $110,000, $380,000 and $530,000, respectively. The Company believes that the terms of the lease with Hebron were comparable to the rate available in an arm's length transaction with an unaffiliated third party.

     In December 1996, Hebron began providing advance funding to the Company on billings transmitted by the Company to certain

LECs. Certain shareholders of Hebron, including Judith Telling, Mr. Telling's wife, and Art Richardson and David Dalton, each directors of Hebron, loaned Hebron money at 18% per annum so that Hebron could make the loans to the Company. The Company assigned specific LEC tapes to an independent escrow agent designated by Hebron, who would forward the tapes to the applicable LEC and, upon confirmation of receipt of the tape, advance up to 75% of the net tape amount to the Company. When the escrow agent received payment from the LEC it would remit payment to the Company of any remaining amounts owed to the Company after deducting interest of 18% per annum on the advance amount and factoring fees charged by Hebron of 2% of the tape amount plus $0.02 per call record. In 1996, 1997 and 1998, the Company incurred expenses in connection with these advances of approximately $57,000, $908,000 and $879,000, respectively. At December 31, 1998, all amounts had been repaid. Based on the amount of interest and factoring fees charged on these loans to the Company by Hebron pursuant to this program, the effective costs of funds on such loans was approximately 58% per annum. Based upon financing rates subsequently received by the Company from third party lenders, the Company believes that it could have obtained unaffiliated third party financing on significantly more favorable terms.

     In 1996 and 1997, Hebron paid Mr. Telling and his wife aggregate dividends of $31,500 and $70,500, respectively, with respect to the stock they owned in Hebron. Hebron also paid dividends of $23,625 to each of Mr. Freeny and Mr. Thompson in 1996 and dividends of $52,875 to each of Messrs. Freeny and Thompson in 1997.

     John Telling, a former director and executive of the Company, has been the President and Chief Executive Officer and a director of Hebron since its formation in December 1995 and is also a major shareholder of Hebron. In 1997, 1998 and 1999, Hebron paid Mr. Telling $112,308, $187,308 and $125,000, respectively, as salary and cash bonuses for his services to Hebron and in 1998 Mr. Telling received a bonus of Hebron stock valued at $225,000.

     Each of Messrs. Freeny and Thompson served as directors and officers of Hebron from its formation until November 1996 and are shareholders of Hebron, and John Damoose, a director of the Company, is a director of Hebron. Messrs. Telling, Freeny and Thompson received stock in Hebron for serving as directors of Hebron. As of December 31, 1999, Mr. Telling and his wife, collectively, and Messrs. Freeny and Thompson owned 8.80%, 5.87%, and 5.87%, respectively, of the outstanding stock of Hebron. Mr. Damoose does not own any stock in Hebron and receives no compensation for serving as a director of Hebron. In December 1998, Messrs. Freeny and Thompson each returned the 2,500 shares of Hebron stock they received for serving as directors of Hebron.

     Effective February 1, 1999, the Company began operating the Switching Assets and the Internet Assets and anticipates acquiring all of such assets (the "Hebron Acquisition") no later than April 30, 2000. At the closing of the Hebron Acquisition, the Company will pay to Hebron the following: (i) as consideration for the Switching Assets, $567,073 in the form of a promissory note (the "Switch Note") and (ii) as consideration for the Internet Assets, $584,295 in the form of a promissory note ("Internet Note"). Also, the Company issued to Hebron a promissory note ("Payables Note") in the amount of $2,274,416 as consideration for amounts owed by the Company directly to Hebron for switching services prior to February 1, 1999. Also, in connection with the Hebron Acquisition, the Company will assume the following liabilities of Hebron: (a) all liabilities under contracts related to the Switching Assets and Internet Assets, (b) the costs of Hebron in excess of its revenues in winding up its business from February 1, 1999 until May 1, 2001 with such costs not to exceed $1,156,000, with any such payments to be credited against the outstanding principal balance of the Switch Note and Internet Note, and (c) all outstanding accounts payable of Hebron to unaffiliated third parties which result from the use by the Company of the Switching Assets which totaled $2,338,580. One of the contracts to be assumed by the Company is a six year contract between Hebron and IXC pursuant to which Hebron contracts for services guaranteeing IXC a minimum of $550,000 monthly revenue from such contract.

     Mr. Freeny will guarantee all of the Company's obligations pursuant to the Switch Note, Internet Note and Payables Note, with such guaranty being secured by a pledge of 50,000 shares of Common Stock owned by Mr. Freeny. At the closing of the Hebron Acquisition, each of Messrs. Freeny and Thompson and another individual will deliver 20,000 shares of Hebron Stock owned by each of them to Hebron and in return Hebron will transfer to each 2,000 shares of Amerivision Common Stock owned by Hebron.

     The Switch Note and the Internet Note will have identical terms which will be as follows: interest accrues at 12.50% per annum for the first nine months after issuance and 16.25% per annum thereafter, accrued interest is paid monthly in arrears, principal is payable in six equal installments with the first payable due 13 months from issuance and continuing each month thereafter until paid in full 18 months from such issuance and all obligations under these notes will be subordinated to the Coast Loan. The Payables Note was issued effective as of February 1, 1999 and its terms are identical to the Switch Note and the Internet Note except that the outstanding principal amount of the Payables Note is due and payable in one installment on August 31, 2000.

     Hebron has announced plans to liquidate. Hebron has informed the Company that it intends to sell the office building in Oklahoma City in which the Company leases office space and to distribute the proceeds from the sale of Hebron's assets to Hebron's shareholders.

     Mr. Telling became a director of the Company in October 1998 and an officer in January 1999 and resigned in December 1999. See Item 11 above regarding Mr. Telling's agreement with the Company.

TRANSACTIONS WITH DIRECTORS

     Jay A. Sekulow, a director of the Company, is Chief Executive Officer, a director and 50% shareholder of Regency Productions, Inc. ("Regency"), and, through Regency, hosts a daily nationally syndicated radio talk show and Mr. Sekulow advertises the long distance services of the Company during the show. In 1999, the Company paid Regency as much as $159,000 per month to fund a portion of the cost that Regency incurs in creating this show In 1997, 1998 and 1999, these payments were $1,803,000, $1,918,000 and $1,908,000, respectively. The Company estimates that it has received over 150,000 customer subscriptions as a result of advertising during Mr. Sekulow's show.

     Regency also receives 10% of certain collected revenues from the customers subscribed as a result of the advertising during the show, the same consideration paid to all unaffiliated non-profit organizations by the Company for their endorsement. Mr. Sekulow is also Chief Counsel of ACLJ and President and a director of CASE, each of which provides its membership list to the Company in return for receiving 10% of certain collected revenues from members of such organizations who become customers of the Company, the same arrangement that all other non-profit organizations have with the Company. For 1997, 1998 and 1999, Regency, ACLJ and CASE collectively received aggregate payments from the Company as a result of these 10% payments (but not including amounts funded by the Company in respect of the radio show) of approximately $775,000, $1,060,000 and $1,107,000, respectively. Additionally, these non-profit organizations receive an agent commission ranging between 2% and 5% of certain collected revenues, which for 1997 and 1998 were approximately $168,000, and $497,000, respectively. Effective January 1, 1999, the Company entered into Royalty Agreements with each of Regency and CASE, pursuant to which the Company agreed to pay (a) Regency $110,500 in 1999 and $102,000 in each of 2000 and 2001 and (b) CASE $386,500 in 1999 and $395,000 in each of 2000 and 2001, in each case as settlement for all past royalties and agency claims by Regency and CASE, elimination of any agent commissions due after 2001 and certain non-competition agreements of Regency and CASE, and also in partial settlement of issues arising from the CASE Loan described below. The terms of the royalty agreements are substantially the same as arrangements under which the Company phased out the compensation of certain of its sales agents.

     From August 1997 through November 1997, CASE loaned the Company an aggregate of $1.0 million ("CASE Loan"). To obtain the CASE Loan, the Company made representations to CASE regarding the use of the CASE Loan proceeds and the effect of such uses on agent commission payments which would be made to CASE. The CASE Loan accrued interest at 10% and was due within two years. Although some principal payments were made, the Company did not have the financial ability to fully repay the CASE Loan within the two year time period. Furthermore, the Company had failed to fulfill representations the Company had made on agent commissions that could be obtained as a result of the CASE Loan. Nonetheless, CASE consented to Coast's requirement that CASE subordinate the CASE Loan to the Coast loan. In April 1999, the outstanding principal balance and all accrued interest thereon of the CASE Loan was converted into a new note payable to CASE in the principal amount of $850,000, of which $588,183 was the remaining principal balance and accrued interest on the CASE Loan and $261,817 was a new loan from CASE to the Company (the "CASE Note"). The CASE Note bears interest at 10% per annum which is payable monthly and the entire outstanding principal balance is payable in full in April 2004 which can be extended at CASE's option for an additional five years on the same terms and conditions. The CASE Note is subordinated to the Coast Loan and is convertible at any time into shares of Common Stock, at the option of CASE, at a per share price equal to the lower of (i) the fair market value of the Common Stock on January 1, 1998, as determined by an appraisal, or (ii) the lowest publicly traded price of the Common Stock three months following the establishment of a public trading market for the Common Stock. Prior to the fourth anniversary of the Note, the Company has the right to prepay the CASE Note at a 10% premium to its then appraised value (including conversion value) ("Prepayment Right"). In connection with the issuance of the CASE Note, the Company has issued CASE warrants to purchase 3,400 shares of Common Stock for $0.01 per share. The Company believes that the terms and conditions of the CASE Loan and CASE Note were at least as favorable as the Company could have obtained in an arm's length transaction with an unaffiliated third party.

     In June 1998, John Damoose, a director of the Company, loaned the Company $150,000. The loan accrued interest at 18% and $50,000 of the principal was repaid in May 1999. In May 1999, the outstanding principal balance and all accrued interest thereon of the Damoose Loan was converted into a new note payable to Mr. Damoose in the original principal amount of $100,000 ("Damoose Note"). The terms of the Damoose Note and the terms of the CASE Note are identical other than the amounts and the length of the extension. The Damoose Note matures in April 2001 and can be extended, at Mr. Damoose's option, for an additional three years on the same terms and conditions. In connection with the issuance of the Damoose Note, the Company has issued Mr. Damoose warrants to purchase 400 shares of Common Stock for $0.01 per share. The Company believes that the terms and conditions of the Damoose Loan and Damoose Note were at least as favorable as the Company could have obtained in an arm's length transaction with an unaffiliated third party.

     Additionally, Mr. Damoose is affiliated with a non-profit organization that receives financial support from the Company in exchange for promotion of the Company's products and services. During the years ended December 31, 1998 and 1999, the Company paid this organization $-0- and $175,000, respectively.

     From 1997 until October 1998, Mr. Halliday, the President, Chief Executive Officer and a director of the Company, was a partner in the law firm of WRF and Mr. Halliday continues to serve as Of Counsel with WRF for matters, which do not involve the Company. In 1997, 1998 and 1999, the Company paid WRF $69,000, $741,000 and $767,000, respectively, for legal fees and expenses. Mr. Halliday does not share in or otherwise benefit from the legal fees paid to WRF by the Company. WRF billed the Company its standard billing rates for work performed for the Company.

     In addition, Messrs. Halliday, Damoose and Sekulow received and are entitled to receive certain other payments from the Company more particularly described in Item 11 above.

OTHER MISCELLANEOUS TRANSACTIONS

     In 1997, the Company entered into twenty-five year sales representative agreements with twenty-five of its key sales representatives, including, Tom Anderson, Mr. Thompson's son-in-law; Diana Riske, Mr. Telling's daughter; and Jeff Cato, Mr. Freeny's son-in-law. The agreements provide that the sales representatives will receive a commission of 3% of the net domestic billings of customers who subscribe to the Company's telecommunication services either directly or indirectly through any subscriber, business or organization procured as a result of the sales representatives contact with such subscriber, business or organization. In addition, the sales representatives will receive a commission of 1% of the net domestic billings of customers subscribed through any sales representative of the Company recruited by the sales representative. The sales representatives will receive substantially all of the payments under these agreements if they die or are terminated, with or without cause, during the term of the agreement. Another sales representative who also had a twenty-five year sales representative agreement, David Dalton, has received salary and commissions of $936,800, $757,255 and $667,585 for each of 1997, 1998 and 1999 under his agreement. For 1997, 1998 and 1999, Mr. Anderson, Ms. Riske and Mr. Cato received salary and commissions of approximately $232,000, $206,000 and $150,000; $99,000, $55,000 and $93,000; and $94,000, $134,000 and $133,000,
respectively. In April 1998, Mr. Anderson resigned as an employee of the Company and, pursuant to the terms of a separation agreement with Mr. Anderson, the Company will pay him 100% of all amounts under his agreement until the Company completes an initial public offering, at which point he will receive 75% of such amounts for as long as the customer continues long distance service with the Company. In January 1999, all but ten of the sales representatives, who still had twenty-five year sales representative agreements, including Mr. Dalton and Ms. Riske, entered into new agreements with terms no longer than six years. In July 1999, Mr. Cato voluntarily agreed to terminate his contract and continues to work for the Company as a salaried employee. Of the remaining nine sales representatives with twenty-five year agreements, the Company settled with five of them and will make payments that will conclude by September 2002, and terminated the agreements with the other four. With respect to these four former sales representatives, the Company is obligated to pay them commissions for twenty-five years from the date of their termination.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) Financial Statements

          The Financial Statements listed below are filed as part of this Form 10-K following the signature page hereof beginning on page F-1.

              Index to Consolidated Financial Statement

              Independent Auditors' Report

              Consolidated Balance Sheets as of December 31, 1998 and 1999

          Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999

          Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 1997, 1998 and 1999

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

          Notes to Consolidated Financial Statements

     (b) Exhibits



3.1      - Certificate of Incorporation of the Company

3.2      - Bylaws of the Company

3.3      - Secretary certificate regarding amended and restated bylaws

4.1      - Form of certificate representing shares of the Company's common stock

4.2      - Form of Type A Redemption Agreement

4.3      - Form of Type B Redemption Agreement

4.4      - Form of Type C Redemption Agreement

4.5      - Form of Type D Redemption Agreement

4.6      - Form of Convertible Note

4.7      - Promissory Note dated April 20, 1999, payable by the Company to
           C.A.S.E., Inc.

4.8      - Promissory Note dated April 20, 1999, payable by the Company to John
           Damoose

10.1     - Agreement, dated as of April 13, 1998, between the Company and Carl
           Thompson

10.2     - First Amendment to April 13, 1998 Agreement between Amerivision
           Communications, Inc. and Carl Thompson, dated as of December 31,
           1998, among the Company, Carl Thompson and Willeta Thompson

10.3     - Amended and Restated Employment Agreement, dated as of May 24, 1999 between the Company and Stephen D. Halliday

10.4     - Amended and Restated Stock Agreement, dated as of May 24, 1999, among the Company, Jay A. Sekulow and Tracy Freeny

10.5     - Amended and Restated Stock Agreement, dated as of May 24, 1999, among the Company, John Damoose and Tracy Freeny

10.6     - Employment Agreement, dated as of May 24, 1999, between the Company and John E. Telling

10.7     - Employment Agreement dated as of May 24, 1999 between the Company and
           Tracy Freeny

10.8     - Reaffirmation of Commitments made in Employment Agreement of Stephen
           D. Halliday dated as of June 30, 1999

10.9     - Reaffirmation of Commitments made in Stock Agreement of Jay A.
           Sekulow dated as of June 30, 1999 10.10 - Agreement effective January
           1, 1999, between the Company and VisionQuest

10.11    - Telemarketing Services Agreement, effective as of January 1, 1999
           Between the Company and VisionQuest

10.12    - Clarification to Agreement, effective as of June 9, 1999, by and
           Between the Company and VisionQuest

10.13    - Asset Purchase Agreement, dated as of April 30, 1999, among Hebron, the Company, Tracy Freeny, Carl Thompson and S. T. Patrick.

10.14    - Lease/License Agreement, dated as of April 30, 1999 between Hebron and the Company.

10.15    - Form of Promissory Note payable by the Company to Hebron (form to be used with respect to Switch Note and Internet Note)

10.16    - Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by the Company to Hebron

10.17    - Capital Stock Escrow and Disposition Agreement dated April 30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner Warren & Rudy,
           P.A.

10.18    - Loan and Security Agreement dated as of February 4, 1999 between

10.18.1  - Amendment Number One to Loan and Security Agreement dated as of
           October 12, 1999 between the Company and Coast Business Credit

10.18.2  - Amendment Number Two to Loan and Security Agreement dated as of May
           10, 2000 between the Company and Coast Business Credit

10.19**  - Telecommunications Services Agreement dated April 20, 1999 by and between the Company and WorldCom Network Services, Inc.

10.20**  - Program Enrollment Terms dated April 20, 1999 between the Company and WorldCom Network Services, Inc.

10.21    - Security Agreement dated April 20, 1999 by and between the Company and WorldCom Network Services, Inc.

10.22    - Letter Agreement dated July 14, 1999 between the Company and Tracy C.
           Freeny

10.23    - Employment Agreement dated December 31, 1998, between the Company and
           Kerry Smith

10.24    - Letter Agreement dated as of December 31, 1999 between the Company and John Telling

10.25    - Royalty Agreement dated as of January 1, 1999 between the Company and
           Regency Productions, Inc.

10.26    - Royalty Agreement effective as of January 1, 1999 between the Company and Christian Advocates Serving Evangelism, Inc.

10.27    - Stock Incentive Plan

21.1     - List of subsidiaries of the Company

27.1*    - Financial Data Schedule

*    Filed herewith.

** Information from this agreement has been omitted because the Company has requested confidential treatment. The information has been filed separately with the Securities and Exchange Commission.

*** Incorporated by reference to the Company's Registration Statement on FORM 10/A and FORM 10, as appropriate.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 of Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMERIVISION COMMUNICATIONS, INC.

Date: April 16, 2001                  By:   /s/ Stephen D. Halliday
                                           ------------------------
                                           Stephen D. Halliday
                                           President and Chief Executive Officer


                                      By:   /s/ David E. Grose
                                           -------------------
                                           David E. Grose
                                           Vice President and Chief Financial
                                           Officer
                                           (Principal Financial Officer)


                                      By:  /s/ Jay Sekulow
                                           ---------------
                                           Jay Sekulow
                                           Vice Chairman of the Board
                                           and Director


                                      By:  /s/ John Damoose
                                           ----------------
                                           John Damoose
                                           Director


                                      By:  /s/ Tracy Freeny
                                           ----------------
                                           Tracy Freeny
                                           Chairman and Director

Audited Consolidated Financial Statements

AMERIVISION COMMUNICATIONS, INC.

As of December 31, 1998 and 1999, and for the Years Ended December 31, 1997, 1998 and 1999




Independent Auditors' Report.................................................F-1
Consolidated Balance Sheets..................................................F-2
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Stockholders' Deficiency..........................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-8

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
AmeriVision Communications, Inc.
Oklahoma City, Oklahoma


We have audited the accompanying consolidated balance sheets of AmeriVision Communications, Inc. as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVision Communications, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                           /s/ Cole & Reed, P.C.

Oklahoma City, Oklahoma
March 31, 2000, except for Note N, for which the effective date is December 6, 2000

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


                                                                                            December 31
                                                                                       1998            1999
                                                                                   -------------   -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $         635   $         991
     Accounts receivable, net of allowance for uncollectible
         accounts of $393 and $500 at December 31, 1998 and 1999,                         16,058          16,743
     Receivables from related parties                                                        152              --
     Investment in and note receivable from affiliate                                        578              --
     Prepaid expenses and other current assets                                               231             428
                                                                                   -------------   -------------
                           TOTAL CURRENT ASSETS                                           17,654          18,162


OTHER ASSETS
     Property and equipment, net                                                           1,118           5,775
     Net deferred income tax benefits                                                      5,577           3,600
     Covenants not to compete                                                                546           3,200
     Asset held for disposal                                                                 500              --
     Other assets                                                                            179             357
                                                                                   -------------   -------------
                                                                                           7,920          12,932

                           TOTAL ASSETS                                            $      25,574   $      31,094
                                                                                   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

AMERIVISION COMMUNICATIONS, INC.


                                                                                                 December 31
                                                                                             1998            1999
                                                                                         ------------    ------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

     Revolving line of credit                                                            $         --    $     20,880
     Accounts payable and accrued expenses                                                     21,532          14,029
     Accounts payable to related parties                                                        3,232              --
     Borrowings under accounts receivable based credit facilities                               7,964              --
     Accrued interest payable                                                                     292               5
     Short-term notes payable to individuals                                                    5,268             553
     Loans and notes payable to related parties, current portion                                  686           2,657
     Current portion of other notes payable and capital lease obligations                       2,315           2,300
                                                                                         ------------    ------------
                                    TOTAL CURRENT LIABILITIES                                  41,289          40,424


LONG-TERM DEBT TO RELATED PARTIES, net of current portion                                       4,218           5,425

ACCRUED DISTRIBUTIONS  TO RELATED PARTY                                                         3,225           3,201

LONG-TERM DEBT, net of current portion                                                          1,046           3,694

REDEEMABLE COMMON STOCK, carried at redemption value                                            1,755           1,639
     Shares outstanding at December 31, 1998: 15,737
     Shares outstanding at December 31, 1999: 15,537

COMMON STOCK SUBJECT TO RESCISSION                                                              1,685             469

STOCKHOLDERS' DEFICIENCY
     Common Stock--par value $0.10 per share,                                                      82              82
     authorized 1,000,000 shares
         total issued and outstanding:
             December 31, 1998: 839,127
             December 31, 1999: 838,927
         net of redeemable shares and shares subject to rescission:
             December 31, 1998: 823,390
             December 31, 1999: 823,390
     Additional paid-in capital                                                                 8,816          10,228
     Unearned compensation                                                                       (465)           (317)
     Retained earnings (deficit)                                                              (36,077)        (33,751)
                                                                                         ------------    ------------

                                    TOTAL STOCKHOLDERS' DEFICIENCY                            (27,644)        (23,758)
                                                                                         ------------    ------------

                                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $     25,574    $     31,094
                                                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except share and per share amounts)

AMERIVISION COMMUNICATIONS, INC.



                                                                                              Years Ended December 31
                                                                                       1997              1998            1999
                                                                                   -------------    -------------    -------------
NET SALES                                                                          $     113,351    $     124,232    $     114,661

OPERATING EXPENSES
     Cost of telecommunication services                                                   44,711           48,787           53,050
     Cost of telecommunication services provided by related parties                       13,529           14,736            1,469
     Selling, general and administrative expenses                                         44,530           49,523           47,645
     Selling, general and administrative expenses to related parties                       5,893            6,805               --
     Depreciation and amortization                                                           683            2,102            2,899
                                                                                   -------------    -------------    -------------
                            TOTAL OPERATING EXPENSES                                     109,346          121,953          105,063
                                                                                   -------------    -------------    -------------

                            INCOME FROM OPERATIONS                                         4,005            2,279            9,598

OTHER INCOME (EXPENSE)
     Interest expense and other finance charges                                           (3,245)          (4,993)          (4,873)
     Interest expense and other finance charges to related parties                          (924)            (974)            (698)
     (Loss) recovery on loans and other receivables                                           --             (552)             182
     Net gain (loss)  on long-lived assets                                                    --             (215)            (103)
     Equity in income (losses) of affiliates                                                 (99)              41               --
     Other income                                                                             14               59               95
                                                                                   -------------    -------------    -------------
                                                                                          (4,254)          (6,634)          (5,397)
                                                                                   -------------    -------------    -------------

                            INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)               (249)          (4,355)           4,201

INCOME TAX EXPENSE (BENEFIT)                                                                  92             (700)           1,977
                                                                                   -------------    -------------    -------------

                            NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
                                OF CHANGE IN ACCOUNTING PRINCIPLE                           (341)          (3,655)           2,224
                                                                                   -------------    -------------    -------------

                            NET INCOME (LOSS)                                      $        (341)   $      (3,655)   $       2,224
                                                                                   =============    =============    =============

                            BASIC EARNINGS (LOSS) PER SHARE                        $       (1.01)   $       (4.32)   $        2.83
                                                                                   =============    =============    =============

                            DILUTED EARNINGS (LOSS) PER SHARE                      $       (1.01)   $       (4.43)   $        2.35
                                                                                   =============    =============    =============

Weighted average number of shares outstanding

     Basic earnings (loss) per share                                                     799,398          804,045          823,390
                                                                                   =============    =============    =============

     Diluted earnings (loss) per share                                                   799,398          825,004          947,531
                                                                                   =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (dollars in thousands)

 AMERIVISION COMMUNICATIONS, INC.



                                                     Nonredeemable Common Stock
                                                     --------------------------  Additional                  Retained
                                                       Number of                  Paid-in      Unearned     Earnings
                                                        Shares         Amount     Capital    Compensation   (Deficit)     Total
                                                     ------------   -----------  ----------  ------------  ----------   ----------
BALANCE AT JANUARY 1, 1997                                789,926   $       79   $    3,121   $       --   $  (26,134)  $  (22,934)

 Acquisition and cancellation of
     nonredeemable common stock                              (100)          --           (5)          --          (10)         (15)
 Expiration of redemption obligations
     applicable to redeemable common stock                 10,617            1          686           --           --          687
 Expiration of potential rescission claims
     on nonredeemable common stock                             --           --        2,892           --           --        2,892
 Accretion of redemption value of
     redeemable common stock                                   --           --           --           --         (470)        (470)
 Distributions to nonredeemable stockholders
     ($7.54 per share)                                         --           --           --           --       (5,646)      (5,646)
 Net loss                                                      --           --           --           --         (341)        (341)
                                                       ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1997                              800,443           80        6,694           --      (32,601)     (25,827)

 Expiration of redemption obligations
     applicable to redeemable common stock                    199           --           19           --           --           19
 Expiration of potential rescission
     claims on nonredeemable common stock                   1,530           --           --        1,530
 Decrease in redemption value of redeemable
     common stock                                              --          179          179
 Shares reserved for restricted stock awards
     to Company officer and directors                      22,748            2          545         (547)          --           --
 Vesting of restricted stock awards and stock options          28           82           --          110
 Net loss                                                      --           --           --           --       (3,655)      (3,655)
                                                       ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1998                              823,390           82        8,816         (465)     (36,077)     (27,644)

 Decrease in redemption value of
     redeemable common stock                                   --           --           --           --          102          102
 Expiration of potential rescission
     claims on nonredeemable common stock                   1,216           --           --        1,216
 Shares reserved for detachable stock
     warrants issued with convertible notes                    --           --          158           --           --          158
 Vesting of restricted stock awards and stock options          --           --           38          148           --          186
 Net income                                                    --           --           --           --        2,224        2,224
                                                       ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1999                              823,390   $       82   $   10,228   $     (317)  $  (33,751)  $  (23,758)
                                                       ==========   ==========   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

 AMERIVISION COMMUNICATIONS, INC.


                                                                                            Years Ended December 31
                                                                                     1997            1998           1999
                                                                                  ------------   ------------   ------------
OPERATING ACTIVITIES

Net income (loss)                                                                 $       (341)  $     (3,655)  $      2,224
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation of property and equipment                                              611            464          1,890
       Amortization of intangible assets                                                    72          1,638          1,009
       Equity in undistributed net (income) losses of affiliates                            99            (41)            --
       Losses on other receivables                                                          --            552             --
       Impairment loss (recovery) on asset held for disposal                                --            215            (22)
       Loss on disposal of fixed assets                                                     --             --            125
       Deferred income tax expense (benefit)                                                92           (700)         1,977
       Issuance of detachable stock warrants                                                --             --            158
       Stock compensation expense                                                           --            110            186
       Changes in assets and liabilities:
           Decrease (increase) in operating assets:
               Accounts receivable                                                      (5,575)         2,187           (685)
               Sale of accounts receivable                                               2,435             --             --
               Receivables from related parties                                           (503)           351            152
               Other receivables                                                           (85)           194             --
               Prepaid expenses and other assets                                            20            (62)           709
           Increase (decrease) in operating assets:
               Accounts payable and accrued expenses                                       518          5,412         (7,503)
               Accounts payable to related parties                                       1,221            410         (1,597)
               Interest payable                                                           (188)            43           (287)
                                                                                  ------------   ------------   ------------
                 NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES                   (1,624)         7,118         (1,664)

INVESTING ACTIVITIES

    Purchases of property and equipment                                                   (337)          (353)        (2,983)
    Deposits paid on fixed assets                                                           --             --           (355)
    Proceeds from sale of fixed assets                                                      --             --             --
    Proceeds from sale of asset held for disposal                                           --             --            522
    Release of investments pledged                                                          85             55             10
    Advances and loans to related parties                                                 (670)            --             --
    Repayments from related parties                                                         --            150             --
                                                                                  ------------   ------------   ------------
                 NET CASH PROVIDED BY (USED IN) INVESTING  ACTIVITIES                     (922)          (148)        (2,806)

FINANCING ACTIVITIES

    Proceeds of loans from related parties                                               3,699          1,554            262
    Repayments of loans and other obligations to related parties                        (4,324)        (3,051)        (1,297)
    Net increase (decrease) in borrowings under line of credit arrangements              6,790         (2,850)        12,916
    Loan closing fees paid                                                                  --           (169)          (345)
    Proceeds from notes payable and long-term debt                                         590            250          2,553
    Repayment of notes and leases payable                                                 (224)          (304)        (4,510)
    Proceeds from short-term notes payable to individuals                                  773            150             --
    Repayment of short-term notes payable to individuals                                  (322)          (444)        (4,715)
    Accrued distributions paid to related party                                             --           (242)           (24)
    Distributions paid to other stockholders                                            (4,906)        (1,090)            --
    Redemptions of common stock                                                            (68)          (154)           (14)
                                                                                  ------------   ------------   ------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     2,008         (6,350)         4,826
                                                                                  ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (538)           620            356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           553             15            635
                                                                                  ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $         15   $        635   $        991
                                                                                  ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

AMERIVISION COMMUNICATIONS, INC.



                                                                                        Years Ended December 31
                                                                                     1997        1998        1999
                                                                                  ----------  ----------  ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest and other finance charges paid                                      $    4,357  $    5,924  $    5,521
                                                                                  ==========  ==========  ==========

     Income taxes paid                                                            $       --  $       --  $       60
                                                                                  ==========  ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


     Acquisition of assets and increase in liability to related company           $       --  $      192  $       --
                                                                                  ==========  ==========  ==========

     Assets acquired by incurring capital lease obligations                       $      375  $       70  $      351
                                                                                  ==========  ==========  ==========

     Assets acquired by incurring capital lease obligations and notes payable
         to related parties                                                       $       --  $       --  $    2,983
                                                                                  ==========  ==========  ==========

     Conversion of redeemable common stock to subordinated note payable           $       --  $      928  $       --
                                                                                  ==========  ==========  ==========

     Issuance of shares for restricted stock awards to Company directors          $       --  $      547  $       --
                                                                                  ==========  ==========  ==========

     Exchange of investment in common stock and note receivable for lease
         of telemarketing facility and equipment                                  $       --  $       --  $      578
                                                                                  ==========  ==========  ==========

     Conversion of trade payables to related party to notes payable
         to related party                                                         $       --  $    1,224  $    1,635
                                                                                  ==========  ==========  ==========

     Termination settlement obligations to former officer and employees           $       --  $    2,184  $    3,834
                                                                                  ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business: AmeriVision Communications, Inc. (the "Company") was incorporated in Oklahoma on March 15, 1991. The Company provides long distance telecommunications services to subscribers throughout the United States, and completes subscriber calls to all directly dialable locations worldwide.

The Company is a predominantly switchless long distance reseller, and obtains the majority of its switching and long haul transmission of its service from WorldCom, Inc. ("WorldCom"). Beginning in 1996, Hebron Communications Corporation ("Hebron"), a related party, also began providing the Company with a portion of its switching and transmission services. Hebron leases switching facilities in Oklahoma City and Chicago. Both WorldCom and Hebron bill the Company, at contractual per-minute rates, which vary depending on the time, distance, and type of call, for the combined usage of the Company's nationwide base of customers. Effective February 1, 1999, the Company assumed operations of the switches.

In 1998, the Company began developing an internet access service product, and in July 1999, began marketing the service, which includes an optional filter.

Principles of Consolidation: The Company owns 100% of the common stock of AmeriTel Communications, Inc. and AmeriVision Network, Inc. Neither of these companies has any operations nor any assets or liabilities.

Accounting Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash Equivalents: The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Investments pledged as collateral for loans are not considered cash equivalents.

Accounts Receivable: The Company bills its customers either directly, through billing agreements with Local Exchange Carriers ("LEC"), or through two unrelated billing and collection companies, collectively referred to as the Billing Agents, which bill the customer through LECs with which the Company does not have a LEC billing agreement. At December 31, 1998 and 1999, approximately 69% and 75%, respectively, of the Company's total accounts receivable were from LECs or Billing Agents. In addition, approximately 8% of total accounts receivable at both December 31, 1998 and 1999, respectively, were attributable to revenues earned in December of the respective year but not billed to the customers until the normal billing dates in January of the following year.

Property and Equipment: Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives range from three to seven years for equipment, and five to seven years for other fixed assets. Maintenance and repairs are charged to expense as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Asset Held for Disposal: The Company's asset held for disposal at December 31, 1998, is carried at the lower of book value or fair value, less estimated costs to sell.

Advertising Costs: Advertising and telemarketing costs are expensed as incurred, and totaled approximately $9,942, $11,912 and $4,640 during the years ended December 31, 1997, 1998 and 1999, respectively.

Investment in and Note Receivable from Affiliate: At December 31, 1998, the investment in and note receivable from affiliate included the underlying book value of the Company's 13.25% ownership in VisionQuest Marketing Services, Inc. ("VisionQuest"), and the balance due related to a note receivable from VisionQuest. As discussed in Note B, the Company and VisionQuest terminated their business relationship effective January 1, 1999.

Interest Expense and Other Finance Charges: Interest expense and other finance charges included interest incurred on short-term and long-term borrowings, interest and related fees on the Company's line of credit facilities, and interest, penalties and late charges on amounts payable to vendors and taxing authorities.

Revenue Recognition: The Company recognizes telecommunications revenues when the Company's customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Income from prepaid telephone calling cards is recognized as the telephone service is utilized. Income from internet service is recognized in the month that the service is provided.

Deferred Loan Closing Costs: Costs incurred in connection with the Company's revolving credit facility with a financial institution have been capitalized and are being amortized over the term of the credit facility.

Royalty Payments to Non-profit Organizations: The Company pays royalties of approximately 10% of a customer's commissionable long distance revenues to a non-profit organization. This royalty payment is included in selling, general and administrative expenses.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk include accounts receivable from customers and accounts payable to its carrier. The Company's customer base is distributed throughout the United States, and the Company does not require any collateral from its customers. Although significant portions of the Company's revenues are billed through the Billing Agents and LECs, the ultimate collectibility of these accounts is dependent upon the status of the individual customer. There are no significant concentrations of revenues or accounts receivable among individual customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Concentrations of Credit Risk, continued: The Company enlists the support of non-profit organizations to promote the Company's services in return for the Company's royalty payment. The loss of the support of one or more significant non-profit organizations could have a material, adverse impact on the Company's results of operations. Approximately 44%, 42%, and 40% of the Company's net sales during the years ended December 31, 1997, 1998 and 1999, respectively, were earned from customers that have designated the ten (10) most significant non-profit organizations as recipients of the Company's royalty payment.

The Company purchases the majority of its long distance switching and network services from WorldCom.

The Company maintains deposits at financial institutions that at times exceed federally insured limits. Management does not believe there is any significant risk of loss associated with this concentration of credit.

Redeemable Common Stock: Redeemable common stock is carried at its redemption value. Redemption value includes the proceeds received upon issuance of the common stock, and is increased by accretions resulting from the Company's agreement to redeem the stock at cost plus annual rates of return, as specified in the redemption agreements (see Note H). The carrying value is reduced by quarterly returns of capital payments made to the holders of redeemable common stock, and by the redemption price paid to each selling stockholder. As the redemption options expire, as more fully discussed in Note H, the principal amounts invested by the individual stockholders are reclassified as nonredeemable common stock.

Nonredeemable Common Stock: Nonredeemable common stock consists of stock issued to certain officers upon formation of the Company, and to other stockholders with whom the Company had not executed a redemption agreement. Nonredeemable common stock also includes the principal amounts invested by stockholders whose redemption options have expired. As discussed in Notes H and I to the financial statements, certain of the Company's nonredeemable common stock is characterized as Common Stock Subject to Rescission in the Company's consolidated balance sheets.

Income Taxes: Income tax expense is based on pretax financial accounting income. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings (Loss) Per Share: The Company presents basic and diluted earnings
(loss) per share. Basic earnings (loss) per share is computed by dividing earnings (losses) available to nonredeemable common stockholders by the weighted average number of nonredeemable shares outstanding during the year. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential nonredeemable common stock had been converted to nonredeemable common stock. Potential nonredeemable common stock includes redeemable common stock, stock warrants, stock options and convertible notes payable. For 1997, conversions of potential nonredeemable common stock were not included in the computation of earnings (loss) per share, however, since they would have resulted in an antidilutive effect.

Covenants Not to Compete: Covenants not to compete are discounted to their present value based upon the terms of the agreement, and are being amortized over the effective period of the covenant, generally 2 to 4 years.

Fair Values of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents--The carrying amount of cash and cash equivalents approximates its fair value, because of the short maturities of such instruments.

         Short and long-term debt--Based upon the Company's current incremental borrowing rates and the general short-term nature of most debt, the carrying amount of short and long-term debt approximates its fair value.

         Redeemable Common Stock--The Company believes that the fair value of its redeemable common stock is not significantly different from its carrying amount. The redeemable common stock is not traded in the open market.

Stock-Based Compensation: The Company accounts for stock-based compensation plans with employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its various interpretations. Under APB 25, the Company recognizes compensation expense equal to the difference between the fair value of the common stock at the date of the grant and the exercise price of the option. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", prescribes the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to apply APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note K for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock-based compensation plans. The Company accounts for stock option plans with nonemployees in accordance with SFAS No. 123.

Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the presentation used in the current year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE B--RELATED PARTY TRANSACTIONS

Transaction with Company Founders

The two founders of the Company acquired their original shares of Common Stock upon formation of the Company without payment of cash consideration. These shares represent substantially all of the shares of Common Stock owned by each of the two founders.

From 1994 through 1997, the Company declared quarterly distributions to all of its stockholders, including distributions of $3,910 to one founder and $1,368 to the other founder. The distributions were accrued on the same per share basis as paid to all other stockholders of the Company. Through December 31, 1997, distributions totaling $444 and $160 had been paid to the two founders. In 1998 and 1999, the Company paid accrued distributions of $241 and $24, respectively, to one founder, leaving a remaining balance accrued at December 31, 1999 of $3,201. In 1998, the Company paid accrued distributions totaling $273 to the other founder until his resignation from the Company in April 1998. The Company then began paying this founder the accrued distributions in connection with his separation agreement with the Company, as described below. At December 31, 1999, the remaining balance payable pursuant to the separation agreement was $98.

In a letter agreement dated July 14, 1999, the Company and one of the founders, currently Chairman of the Board of Directors, agreed to defer payment of such amounts owed to this founder until such time as the Company's financial condition further improved and it had funds available, legally and in good business practice, to pay any such accrued distributions. In consideration for this deferral and in consideration of subordination of the accrued distributions to the Company's credit facility (see Note D), the Company agreed to pay this founder in addition to such founder's salary, $300 per year, until the payment of the accrued distributions was resumed and, if resumed, all amounts previously paid pursuant to the agreement would be credited against his accrued distributions. During 1999, the Company paid the Chairman $150 pursuant to this agreement.

In April 1998, the Company's other founder resigned. This individual was an officer and director at the time of his resignation. In connection with his resignation, the Company and this founder agreed to the following:

         o The Company agreed to pay the accrued distributions, totaling $935 at the time of his resignation, in the amount of $40 per month. At December 31, 1999, the remaining balance payable was $98.

         o The Company also agreed to pay this founder $20 per month for the remainder of his life, in exchange for the former officer's agreement to (1) not compete with the Company for one year from the date of the agreement, (2) agree to take no actions significantly detrimental to the Company (other than competition), and (3) waive any claims against the Company as of the date of the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

NOTE B--RELATED PARTY TRANSACTIONS--Continued

Transactions with Company Founders, Continued

The Company recorded a liability of $2,184 as of the date of the agreement, based upon the present value of the obligation over the expected life of the former officer at the date of the agreement. The Company also recorded a covenant not to compete of $2,184 at the date of the agreement, and amortized this covenant over the one-year term.

In 1995 and 1996, one of the Company's founders, who is currently Chairman of the Board of Directors, and at that time the President and a director of the Company; the other founder, now resigned from the Company, at that time Senior Vice President and a director of the Company; and the latter founder's wife sold 21,204 shares of Company Common Stock to 100 individuals at the aggregate price of approximately $2,480. The selling price ranged from $40 per share to $150 per share, averaging $117 per share.

The sales of the stock were originally intended to be issuances of Company stock. The proceeds of the sales were deposited by the Company, and original stock certificates were issued by the Company to the stockholders. The Company also issued redemption agreements to substantially all of the purchasing stockholders (see Note H for a description of the redemption agreements). These redemption agreements obligated the Company to buy back the stock at the original purchase price plus a guaranteed return, as specified in the agreements. Subsequently, the sales of the stock were characterized as sales of the founders' shares. The founders and the related family member then classified the transactions as loans from them to the Company. The loans carried an interest rate of 8% per annum, and matured two years from the date of issuance. The Company repaid these notes payable to the founders and related family member in 1997 and 1998, and all such notes have been repaid in full.

In connection with the above transactions, the Company has redeemed 5,278 shares and paid a total of $1,060 through December 31, 1999, to the stockholders that originally purchased the common stock from the Company. The amounts paid consisted of $790 for the amounts originally paid by the stockholders and $270 for the specified rate of return, as described in the agreements. Of the total redemptions, approximately $780 was redeemed in 1998, and total payments in 1998 and 1999 pursuant to these redemptions was $42 and $1,006, respectively.

Through 1998, the two founders received sales commissions from the Company, which were based on the amount of revenues the Company earned from certain customers. The total amount of commissions was approximately 5% of the revenues generated from all customers of the Company for which no other sales agent or representative of the Company was receiving a commission. The total commissions from such sales were split among the two founders and a third individual. In 1997 and 1998, commissions paid to the two founders totaled $440 and $331, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

Transactions with Other Officers and Directors

A member of the Company's Board of Directors is affiliated with or controls several organizations that participate in transactions with the Company. In connection with the Company's 10% royalty program, the Company incurred approximately $775, $1,060, and $1,107 of royalty expenses in 1997, 1998 and 1999 to organizations affiliated with or controlled by this director. The Company also incurred advertising expenses of $1,803, $1,918, and $1,908 in 1997, 1998 and 1999, respectively, to organizations affiliated with or controlled by this director.

These organizations also earned sales commissions in addition to the 10% royalty payments. During the years ended December 31, 1998 and 1999, sales commissions earned by these organizations totaled approximately $497 and $102, respectively. In 1999, the Company terminated the existing sales agreements and entered into new agreements. The new agreements provide for the Company to pay the organizations an aggregate of $1,491 over three years, in exchange for the organizations' release of all prior claims and obligations, and an agreement not to compete with the Company over the term of the agreements. The Company paid $497 in 1999, pursuant to these agreements. The Company accrued the present value of the obligations and is amortizing the noncompete agreements over the term of the agreements. The liability to these organizations is included in the financial statement caption Notes Payable and Long-Term Debt to Related Parties, and is further described in Note F below.

In December 1999, a Company officer and director, who is also the President of Hebron, resigned from the Company. In connection with his termination agreement, the Company agreed to pay the former director $1,359 over four (4) years, in exchange for the director agreeing not to compete with the Company over that term. The Company accrued the present value of this obligation and is amortizing the noncompete agreement over the term of the agreement. The liability to the former director is included in Notes Payable and Long-Term Debt to Related Parties, and is further described in Note F.

A member of the Company's Board of Directors is affiliated with a non-profit organization that receives financial support from the Company in exchange for promotion of the Company's products and services. During the year ended December 31, 1999, the Company paid this organization $175. No such amounts were paid in 1997 or 1998.

During the years ended December 31, 1997, 1998 and 1999, the Company expended approximately $69, $741 and $767, respectively, to a law firm in which the Company's current President and CEO is a former partner. The CEO continues to serve as Of Counsel for the law firm in matters that do not involve the Company. The CEO does not share in or otherwise benefit from the legal fees paid to the law firm by the Company. The law firm bills the Company at its standard hourly rates for services provided to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

VisionQuest

VisionQuest was related to the Company through common ownership, management, and family relationships. Through June 30, 1998, the Company and its two founders collectively owned approximately 60% of the outstanding common stock of VisionQuest. In addition, the Company's two founders served on the Board of Directors of VisionQuest, and the son-in-law of one of the founders is the president of VisionQuest, and also a member of the VisionQuest Board of Directors. As a result of this relationship, the Company was accounting for its investment in VisionQuest using the equity method of accounting through June 30, 1998. Effective July 1, 1998, VisionQuest acquired all of the VisionQuest common stock owned by the founder that resigned in April 1998, thus reducing the Company's effective ownership percentage in VisionQuest to 48% of the outstanding common stock. Members of VisionQuest management owned the remaining 52%. After this transaction, the Company no longer had the ability to significantly influence the management or operations of VisionQuest, and discontinued using the equity method of accounting as of July 1, 1998. The carrying amount of the Company's investment as of that date was $58. As discussed below, the Company and VisionQuest terminated all of their business relationships effective January 1, 1999.

The Company utilized VisionQuest as its provider of telemarketing services from 1993 through December 31, 1998. Total amounts paid to VisionQuest for telemarketing services during the years ended December 31, 1997 and 1998, were approximately $5,242 and $6,209, respectively.

Telemarketing expenses incurred in 1998 included the direct costs of telemarketing services provided by VisionQuest to the Company during 1998, plus reimbursement of all of VisionQuest's operating expenses and corporate overhead.

From January 1997 to October 1997, the Company paid approximately $1,330 to VisionQuest related to direct operating expenses incurred by VisionQuest. In November 1997, the Company and VisionQuest, in anticipation of a merger of the Company and VisionQuest, agreed that a portion of the operating expenses should be repaid to the Company. As a result, in April 1998, and effective December 31, 1997, VisionQuest signed a note payable to the Company, totaling $670, to repay these expenses. In June 1998, VisionQuest repaid $150 of this note to the Company. The merger did not occur and as a result, the balance of $520 was canceled effective January 1, 1999. This was as part of an agreement to terminate all business relationships between the two companies, as discussed below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

VisionQuest, Continued

As a result of the Company's payment of VisionQuest's corporate payroll and operating expenses in 1997 and 1998, the Company paid VisionQuest a higher rate for its telemarketing services than VisionQuest charged independent third parties. The Company also paid VisionQuest a higher rate for telemarketing services than the Company could have obtained in an arms-length transaction with an unaffiliated third party that provides the same telemarketing services. The Company believes that the amounts it paid to VisionQuest for telemarketing services were higher than what it could have obtained in an arms-length transaction from an unaffiliated third party by as much as $1,000 and $3,000 in 1997 and 1998, respectively.

Effective January 1, 1999, the Company and VisionQuest mutually terminated their business relationship. The Company acquired from VisionQuest the rights to use all of the assets located in VisionQuest's Tahlequah, Oklahoma telemarketing center, from January 1, 1999 through September 30, 1999, in exchange for all of the Company's ownership interests in VisionQuest, all of the Company President's ownership interests in VisionQuest (which were transferred to the Company for no consideration immediately prior to the transfer), and cancellation of the note receivable between the Company and VisionQuest. The agreement also provided for a release of all claims and obligations between the two companies. Upon transfer of the stock and cancellation of the note receivable, the Company reclassified its investment in and note receivable from VisionQuest, totaling $578, to a prepaid operating lease, and amortized the amount to expense over the term of the agreement.

Hebron

Hebron was incorporated in November 1995 to provide switching network services to the Company. Hebron has a relationship with the Company through partially integrated management. The Company's Chairman and the former Senior Vice President served on Hebron's Board of Directors from its inception in November 1995 until their resignation in November 1996. In addition, the President of Hebron served on the Company's Board of Directors from October 1998 through December 1999 and another Company director is also on Hebron's Board of Directors.

Cost of sales in 1997, 1998 and 1999 includes approximately $13,529, $14,736 and $1,469, respectively, of telecommunications services provided by Hebron. In 1997, Hebron charged the Company a higher rate for the switched one-plus interstate and intrastate services it provided to the Company than the Company could have obtained from its primary carrier. The higher rates were the result of the Company's primary carrier lowering its rates in 1997. The Company believes that the amounts it paid to Hebron for telecommunication services in 1997 were approximately $1,000 higher than what it could have obtained from its primary carrier. Effective January 1998, Hebron agreed to lower its rates so that they matched those of the Company's primary carrier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

NOTE B--RELATED PARTY TRANSACTIONS--Continued

Hebron, Continued

Hebron also charged the Company interest of 18% per annum on the accounts payable for telecommunication services that are over 55 days from the invoice date. This interest rate is comparable to the rate charged by the Company's primary carrier. During 1997, 1998 and 1999, the Company incurred interest expense of approximately $35, $129 and $22, respectively, related to past due accounts payable invoices.

The Company's principal operating and administrative offices are located in an office building owned by Hebron. Total rent expense incurred to Hebron was approximately $110, $380 and $583 in 1997, 1998 and 1999, respectively.

From December 1996 through October 1998, Hebron provided the Company with an account receivable line of credit facility (the "Hebron Loan Program"). The Hebron Loan Program provided for the Company to pay 18% interest on the amounts advanced under the credit facility, plus fees of 2% of billings processed and 2 cents per call record. As a result of the stated interest rate and the fees, the effective interest rate of this financing arrangement was approximately 58% in 1996, 1997 and 1998. This effective interest rate was higher than what the Company could have obtained in an arrangement with independent third parties. The Company incurred total interest and other related financing costs of approximately $805 and $885 in 1997 and 1998, respectively, under the Hebron Loan Program.

At December 31, 1998, all advances under the Hebron Loan Program credit facility had been repaid. Receivables from related parties of $152 at December 31, 1998, consists of amounts that had been withheld as a reserve for interest and escrow fees under the Hebron Loan Program but which were reimbursed to the Company in January 1999.

In 1997 and through July 1998, the Company transmitted a portion of its accounts receivables through one of its Billing Agents through an account maintained at the Billing Agent under Hebron's name. Hebron charged the Company a fee equal to 2% of the net revenues transmitted under this arrangement. The total fees incurred by the Company in 1997 and 1998 were approximately $135 and $101, respectively.

In 1997 and 1998, Hebron periodically made loans to the Company for working capital purposes. The loans generally carried an interest rate of 10%. Total interest expense incurred on loans made by Hebron to the Company was approximately $46 and $6, respectively, during the years ended December 31, 1997 and 1998.

At December 31, 1998, the Company owed Hebron $3,892 for telecommunications and other services incurred through that date. In addition, the Company agreed to reimburse Hebron for costs and expenses totaling approximately $563 incurred by Hebron in connection with the development of an internet service product. At December 31, 1998, $1,224 of this liability has been reclassified as a long-term obligation, as a result of the transactions described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE B--RELATED PARTY TRANSACTIONS--Continued

Hebron, Continued

Effective February 1, 1999, the Company and Hebron entered into an asset purchase agreement (the "Hebron APA"). Under the terms of the Hebron APA, the Company agreed to:

         (1) pay Hebron for all expenses that Hebron incurred prior to January 31, 1999, related to the switch network, and convert the balance owed to Hebron for telecommunications services previously provided, totaling approximately $2,300, to a note payable,

         (2) reimburse Hebron for its costs and expenses incurred on the Company's behalf in connection with the development of an internet service product, totaling approximately $584, and acquire the rights to the assets and assume all of the related lease obligations incurred by Hebron in connection with the internet service product, totaling approximately $1,200, and

         (3) purchase all of the switch assets at their net book value, assume all of the related switch lease obligations totaling approximately $1,300, and issue a note payable to Hebron for the net amount of $567.

In connection with the Hebron APA, the Company issued a promissory note payable to Hebron totaling approximately $2,300 for item (1) discussed above. This note payable has been subordinated to the Company's credit facility described in Note
D. Effective April 1, 2000 the Hebron APA was closed, and, the Company issued notes payable for the internet and switch assets, which were also subordinated to the Company's credit facility.

Pursuant to a lease license agreement between the Company and Hebron, the Company assumed operations of the switch and internet assets effective February 1, 1999. Under the terms of the lease license agreement, the Company and Hebron agreed that Hebron would transfer to the Company custody and control of the switch and internet assets, and the Company shall hold and operate such assets as if the Company owned the assets. The terms of the lease license agreement also provided that the Company will assume all of the rights and obligations associated with owning and operating the switch and internet assets. The lease license agreement also provides that the Company will pay Hebron a monthly fee equal to the amount of interest that is payable on the switch and internet assets. Accordingly, the Company has recorded the assets and the related lease and note payable obligations in its financial statements effective February 1, 1999, and the statement of operations from February 1999 forward reflect the costs of operating those switches and internet assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE C--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                             December 31
                                                         1998           1999
                                                      ----------    ----------
Computer and telephone equipment                      $    2,477    $    3,150
Billing system                                                --           355
Switch equipment                                              --         1,938
Internet equipment                                            98         1,169
Leasehold Improvement                                         30           734
Other fixed assets                                           119           523
                                                      ----------    ----------
                                                           2,724         7,869
Less accumulated depreciation                              1,606         2,094
                                                      ----------    ----------
                                                      $    1,118    $    5,775
                                                      ==========    ==========

As discussed in Note B above, the Company recorded the Oklahoma City and Chicago switches and the internet assets effective February 1, 1999. The total cost of these assets acquired by assuming the related lease obligations and issuing notes payable to Hebron for the net book value was approximately $2,926. The total cost of all assets held under capital lease obligations was $493 and $3,776 at December 31, 1998 and 1999, respectively. Accumulated depreciation of leased equipment was approximately $160 and $1,468 at December 31, 1997 and 1998, respectively.

Depreciation expense on property and equipment, including depreciation on assets held under capital leases, was approximately $611, $464, and $1,890 during the years ended December 31, 1997, 1998, and 1999, respectively.

In 1998, the Company determined that the carrying amount of the office building it owned but was no longer utilizing was impaired. The Company reduced the carrying amount from $715 to $500, which was the estimated fair value of the building based upon an appraisal, less the estimated costs to sell the building. The Company recognized a loss of $215 in 1998. In February 1999, the Company sold the building for $522, and realized a recovery of $22.


NOTE D--LINE OF CREDIT ARRANGEMENTS

The Company has a $30,000 line of credit facility (the "Credit Facility") with a financial institution. Borrowing availability is based upon collections multiples and earnings ratios, subject to the maximum line of credit. At December 31, 1999, the Company could borrow up to the full amount of the $30,000 availability under the Credit Facility. The outstanding balance at December 31, 1999, was $20,880.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE D--LINE OF CREDIT ARRANGEMENTS--Continued

The Credit Facility matures on January 30, 2003, and carries an interest rate of prime plus 3.5%. The stated interest rate at December 31, 1999, was 11.5%. The weighted average effective interest rate in 1999, which includes amortization of loan origination costs, was 14.0%. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable and the Company's customer base.

The Credit Facility is classified as a current liability in the Company's financial statements, because under the terms of the agreement, the Company is required to maintain a lockbox, and apply collections from customers to the outstanding amounts under the Credit Facility, and because the terms of the agreement provide the lender with the discretionary ability to declare the note due and payable.

The Company incurred $169 and $345 in loan closing fees in 1998 and 1999, respectively, in connection with the Credit Facility. These fees are included in other assets and are being amortized over the term of the Credit Facility.

In connection with closing the Credit Facility, several of the Company's creditors agreed to subordinate the Company's obligations to them in favor of the financial institution providing the Credit Facility. These creditors include Patrick Enterprises, Hebron, two members of the Company's Board of Directors, and a Company founder. Repayment of these obligations is limited as specified in the loan and security agreement between the Company and the financial institution. The total outstanding debt owed to subordinated creditors as of December 31, 1999, was approximately $5,259. In addition, one of the Company's founders agreed to subordinate accrued distributions, totaling $3,201 at December 31, 1999, in favor of the Credit Facility.

The Credit Facility contains various financial and other covenants with which the Company must comply, including a minimum net worth requirement, as defined in the agreement, of negative ($12,000), restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors. At December 31, 1999, the Company was not in compliance with the restrictions on principal payments to certain subordinated creditors. However, the Company received a letter from the lender waiving the deficiencies.

In 1997 and 1998, the Company had various line of credit arrangements with Hebron, as described in Note B, and with various unrelated third parties. The aggregate outstanding balance on the lines of credit was $7,964 at December 31, 1998. The effective interest rates ranged from 12.5% with one lender to 58% with Hebron during both 1997 and 1998. The average effective interest rates for all of the various agreements were approximately 28% and 18% in 1997 and 1998, respectively. As discussed in Note B, the line of credit arrangement with Hebron was discontinued in October 1998, and all outstanding advances had been paid in full as of December 31, 1998. The Company repaid the other credit facilities in full upon closing of the Credit Facility in February 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE E--SHORT-TERM NOTES PAYABLE TO INDIVIDUALS

Short-term notes payable to individuals consist of the following:

                                                                                      December 31
                                                                               1998                  1999
                                                                          --------------       ---------------
     Convertible notes payable                                            $          421       $           399
     Advance payment loan program notes                                            4,077                   154
     Direct bill program notes                                                       770                     -
                                                                          --------------       ---------------
                                                                          $        5,268       $           553
                                                                          ==============       ===============

Convertible Notes Payable: In 1995, the Company issued promissory notes payable to approximately seventy-five (75) individuals, substantially all of which are convertible to common stock. These notes generally have no specified maturity date and are convertible to common stock at the option of the Company. Interest accrues at 10% and is payable quarterly. All of these notes are classified as current liabilities. The individual notes contain varying terms with regard to the conversion agreements. Some of the notes do not specify any conversion terms other than they are convertible at the option of the Company. Other notes specify that the conversion will be based on a specific price per share.

Notes Payable - Advance Payment Loan Program: In November 1995, the Company initiated an Advance Payment Loan Program (APLP), under which individuals have lent the Company money to finance working capital needs. Although the loan agreements indicated that the loans were to be secured by accounts receivable from the LECs, no security agreements were perfected and all of the Company's LEC accounts receivables are pledged under the Company's Credit Facility, as discussed in Note D. Therefore, these loans are effectively unsecured. Interest on the APLP notes is 18% per annum, payable quarterly. In June 1999, the Company repaid in full the outstanding balances of substantially all lenders with a balance of $10 or less. In October 1999, the Company offered the remaining lenders to either (a) have their balances paid in full or (b) options to convert their notes to subordinated debt under various terms. Such conversions would be subject to the lenders qualifying as accredited investors. Substantially all of the investors chose to either have their notes repaid or did not respond to the Company's offer, and the Company repaid these amounts in December 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

NOTE E--SHORT-TERM NOTES PAYABLE TO INDIVIDUALS--Continued

Notes Payable - Direct Bill Program: In the fourth quarter of 1997, the Company obtained a series of loans from third parties, for the purpose of financing working capital operations. The loan agreements indicate that the security for the loans are the Company's accounts receivable arising from its customers which are billed directly by the Company, although no security agreements were perfected. These loans bore interest at rates of 20% to 25% per annum, payable quarterly. All of these notes were repaid in full in June 1999.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT

Related Parties

Notes payable and long-term debt to related parties consists of the following:


                                                                             December 31
                                                                          1998          1999
                                                                      ----------     ----------
Loan payable to a Company founder, made May 1998,
  unsecured, no specified interest rate or maturity
  date, balance paid in full in 1999                                  $       98     $       --

Accrued distributions payable to a Company founder,
  unsecured, no stated interest rate, monthly payments
  of $40 until paid in full, subordinated to the Credit
  Facility in February 1999                                                  575             98

Accrued termination obligation payable to a Company
  founder, effective April 1998, payment terms of
  $20 per month with an imputed interest rate of
  11.25% over his estimated life at the date of
  the agreement, unsecured                                                 2,169          2,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT--Continued

Related Parties, Continued

Accrued payable to former Company director and current
  President of Hebron, effective December 1999, payment
  terms of $42 per month beginning in January 2000, and
  $21 per month beginning January 2001 through May 2004,
  imputed interest rate of 11.75%, unsecured                                 $         --     $      1,120


Accrued payable to Christian Advocates Serving Evangelism
  (C.A.S.E.), an organization affiliated with a Company
  director, effective January 1999, payment terms of
  $33 per month beginning in January 2000 through December
  2001, imputed interest rate of 11.75%, unsecured                                     --              708


Accrued payable to Regency Productions, a company affiliated with a Company director, effective January 1999, payment
  terms of $9 per month beginning in January 2000 through
  December 2001, imputed interest rate of 11.75%, unsecured                            --              183

Note payable to C.A.S.E., dated July 1997, unsecured,
  subordinated to the Credit Facility, restructured in April
  1999, as described below                                                            688              850

Note payable to Company director, dated June 2, 1998, unsecured, subordinated to Credit Facility, restructured in April 1999,
  as described below                                                                  150              100

Note payable to Hebron, dated February 1, 1999, with an original principal amount of $2,274, interest rate of 12.5% through
  November 1999, increased to 16.25% effective December 1999, subordinated to Credit Facility, monthly interest only payments plus specified prepayments of principal not to exceed $1,234 through March 2000, balance due August 1, 2000, secured by 50,000
  shares of Company common stock owned by a Company founder                            --            1,711

Payable to Hebron converted to note payable effective
  February 1, 1999, as described above                                              1,224               --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT--Continued

Related Parties, Continued

     Note payable to Hebron for switch assets, effective upon
       closing of transaction, initial interest rate of 12.5%,
       interest only payments for 12 months, matures 18 months
       from effective date                                                 $         --     $        567

     Note payable to Hebron for internet assets and reimbursement of related expenses, effective upon closing of transaction, initial interest rate of 12.5%, interest only payments for
       12 months, matures 18 months from effective date                              --              584
                                                                           ------------     ------------
                                                                                  4,904            8,082
     Amounts due within one year                                                    686            2,657
                                                                           ------------     ------------
                                                                           $      4,218     $      5,425
                                                                           ============     ============


In April 1999, the note payable with C.A.S.E. was restructured. The new note provided for additional advances of approximately $260, bringing the total outstanding balance to $850, and monthly interest only payments at 10% for five years, with the unpaid principal due at maturity in April 2004. The lender has the option to convert the note to common stock at a per share price equal to the lower of (1) the fair market value of the common stock on January 1, 1998, as determined by an appraisal, or (2) the lowest publicly traded price of the common stock three months following the establishment of a public trading market for the common stock. The terms of the agreement also provide for the Company to issue the organization warrants to purchase 3,400 shares of Company common stock at a strike price of $0.01 per share. In connection with the warrants, the Company valued the warrants using a minimum value of $41.50 dollars per share. The value was based upon an appraised value of the Company's common stock as of June 30, 1999. The Company does not believe that the appraised value of its common stock as of June 30, 1999 differed significantly from what the results of an appraisal in April 1999 would have been. Accordingly, the Company recorded paid-in-capital and a corresponding charge to interest and other financing charges of $141 for the stock warrants. As a result of the stated interest rate in the note and the costs associated with the warrants, the effective interest rate of this agreement is 15.7%.

The note payable to the Company director was also restructured in April 1999. The balance was paid down to $100, and the new payment terms provide for monthly interest only payments at 10%, with the unpaid principal due in April 2001. The note may be extended for an additional three years at the option of the lender. This note also contains conversion options similar to the ones described above. The terms of the agreement also provide for the Company to issue the director warrants to purchase 400 shares of Company common stock at a strike price of $0.01 per share. In connection with the warrants, the Company valued the warrants using a minimum value of $41.50 dollars per share, based upon the same appraisal described above. Accordingly, the Company recorded paid-in-capital and a corresponding charge to interest and other financing charges of $17 for the stock warrants. As a result of the stated interest rate in the note and the costs associated with the warrants, the effective interest rate of this agreement is 15.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT--Continued

Other Notes Payable, Long-Term Debt and Capital Lease Obligations:

Notes payable, long-term debt and capital lease obligations to others consists of the following:

                                                                                      December 31
                                                                                  1998            1999
                                                                                ----------     ----------
Notes payable to unaffiliated companies and third parties,
  dated at various dates in 1996 through 1998, described in
  the agreements as being secured by the Company's customer
  base or direct bill accounts receivable, but not perfected, agreements totaling $1,205 contained the personal guaranties of the Company founders, interest of 18% payable monthly (one note had a stated interest rate of 25% payable quarterly),
  all notes were repaid in full during 1999                                     $    1,655     $       --

Loans payable to two individuals, originating in December 1997 and May 1998, maturing in December 2005 and May 2006, monthly payments of $8 in the aggregate, including interest with an
  effective rate of approximately 58%                                                  183            182

Note payable to seller of building, secured by first mortgage on office building, monthly payments of $10 including interest at 10%, matures April 1, 2001 (repaid upon sale of building in
  February 1999)                                                                       245             --

Note payable to individual, interest at 18% payable monthly, principal due upon maturity in January 2000, subordinated to the Credit Facility, secured by 50,000 shares of Company common stock owned by a Company founder, restructured in January 2000 with the Company making a $500 principal reduction, and the balance of the note allocated among two individuals with a new maturity date of January 2001, effective interest rates reduced to 15%, no
  change in security                                                                    --          2,500

Note payable to individual for redemption of 5,000 shares of Type D redeemable common stock, imputed interest rate of 14%, payable in monthly installments with the balance paid in full in
  August 1999, subordinated to the Credit Facility                                     928             --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE F--NOTES PAYABLE AND LONG-TERM DEBT--Continued

Other Notes Payable, Long-Term Debt and Capital Lease Obligations, Continued:


Accrued obligations payable to former salesmen, effective at various dates from June 1999 through September 1999, aggregate monthly payments of $46 per month with imputed interest rate of 10.5%, maturing at various dates from April 2002 through September 2002,
  unsecured                                                                $       --     $    1,213

Capital lease obligation for telephone system, effective February
  1997 with subsequent amendments, effective interest rate of 21.5%,
  payable in monthly installments of $16 through August 2002                      315            352

Capital lease obligation for internet equipment, assumed from
  Hebron, monthly payments of $39 through June 2001, effective
  interest rate of 12%                                                             --            666

Capital lease obligation for switch equipment, assumed from Hebron, monthly payments of $26 through December 2000, effective interest
  rate of 13.25%                                                                   --            368

Capital lease obligation for switch equipment, assumed from Hebron, monthly payments of $20 through March 2002, effective interest
  rate of 12%                                                                      --            473

Other notes payable and capital lease obligations                                  35            240
                                                                           ----------     ----------
                                                                                3,361          5,994
Amounts due within one year                                                     2,315          2,300
                                                                           ----------     ----------
                                                                           $    1,046     $    3,694
                                                                           ==========     ==========

Future maturities of notes payable and long-term debt as of December 31, 1999, are as follows:

                              Related
                              Parties               Others                 Total
                         ---------------       ---------------       ---------------
     2000                $         2,657       $         2,300       $         4,957
     2001                          1,910                 3,129                 5,039
     2002                            213                   401                   614
     2003                            237                    41                   278
     2004                            959                    49                 1,008
Thereafter                         2,106                    74                 2,180
                         ---------------       ---------------       ---------------
                         $         8,082       $         5,994       $        14,076
                         ===============       ===============       ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE G--INCOME TAXES

Income tax expense (benefit) consists of the following:

                                                    1997                  1998                  1999
                                               ---------------       ---------------      ----------------
Current
     Federal and state                         $             -       $             -      $              -
Deferred
     Federal and state                                      92                  (700)                1,977
                                               ---------------       ---------------      ----------------
                                               $            92       $          (700)     $          1,977
                                               ===============       ===============      ================

At December 31, 1999, the Company has net operating loss carryforwards totaling approximately $5,100 that may be used to offset future taxable income. These net operating loss carryforwards expire in the years 2009 through 2014.

Income tax expense (benefit) for the years ended December 31, 1997, 1998 and 1999, differs from the expected rate of 34% for the following reasons:

                                                         1997            1998           1999
                                                       ---------      ---------      ---------
Federal income tax (benefit) at statutory rate             (34.0)         (34.0)          34.0
Expenses and losses not providing a tax benefit             81.9            8.7            2.3
Change in valuation allowance                                 --           14.9            5.1
State income tax (benefit), net                             (5.5)          (5.7)           5.7
                                                       ---------      ---------      ---------
                                                            42.4          (16.1)          47.1
                                                       =========      =========      =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:


                                                                    December 31
                                                                1998             1999
                                                             ----------      ----------
Tax effect of future tax deductible items
     Allowance for uncollectible receivables                 $      158      $      200
     Deferred telemarketing costs                                 2,516             858
     Accrued termination obligation                                 650             865

     Depreciable assets                                              75             153
     Loss carryforwards                                           2,228           2,271
     Other reserves and settlements                                 600             118
                                                             ----------      ----------
Total deferred tax assets                                         6,227           4,465
Less valuation allowance                                           (650)           (865)
                                                             ----------      ----------

     Net deferred tax asset                                  $    5,577      $    3,600
                                                             ==========      ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE G--INCOME TAXES--Continued

The Company believes that the improvements in its operating results, as discussed in Note J, provides sufficient positive evidence to indicate that it is more likely than not that it will realize the net deferred tax benefit of $3,600 recorded in the financial statements. The Company's actual operating results in 1999 and projections for future taxable income provide for full utilization of the deferred tax asset, net of the valuation allowance, over the periods in which the temporary differences are anticipated to reverse.

At December 31, 1998 and 1999, the Company has provided a valuation allowance of $650 and $865, respectively, for the tax effects of the accrued termination obligation to the former Company founder , because the Company cannot assess that it is more likely than not that it will realize these benefits. The change in the total valuation allowance for the year ended December 31, 1999, is due to the excess of expenses recorded in the financial statements for the accrued termination obligation and the deferred stock compensation over the amounts that were currently deductible for income tax purposes.

The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon a number of factors, including competitive pressures on sales and margins in the telecommunications industry, management's ability to contain expenses, the Company's ability to acquire and retain new customers, and other factors which are beyond management's ability to control. There can be no assurance that the Company will meet its expectations for future taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets at December 31, 1999. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


NOTE H--REDEEMABLE AND NONREDEEMABLE COMMON STOCK

From time to time, the Company entered into various agreements with certain of its shareholders pursuant to which the Company agreed, upon request of one or more of such shareholders, to redeem the shares of Common Stock owned by such shareholder. While the Company's Certificate of Incorporation authorizes the Company to issue a single class of Common Stock, the Company has, for financial accounting purposes, segregated its Common Stock into two distinct groups, redeemable and nonredeemable. Of the 838,927 shares of Common Stock outstanding at December 31, 1999, 15,537 shares are characterized as redeemable common stock and 823,390 shares are characterized as nonredeemable common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE H--REDEEMABLE AND NONREDEEMABLE COMMON STOCK--Continued

The Company has entered into four variations of the redemption agreements, which it classifies as Type A, Type B, Type C and Type D. Generally, each redemption agreement provides that the shares of Common Stock shall be repurchased for an amount that gives the shareholder a specified rate of return based on the length of time the shareholder owned such shares. Type A agreements were issued primarily between October 1992 and December 1992 and Type B agreements were issued primarily between January 1993 and May 1995. Each of the Type A and Type B agreements expired two years after issuance. All of the Type A and Type B agreements have now expired pursuant to their terms.

Type C agreements were issued primarily between July 1992 and September 1992 and have terms identical to the Type A agreements except that Type C agreements have no expiration. The Company has agreed at its option to redeem the shares of Common Stock owned for more than two years for the last highest price that the shares of Common Stock have been sold to an investor. Type D Agreements have no expiration and were issued from May 1995 until the Company discontinued issuing redemption agreements altogether in February 1996. Type D agreements provide that shareholders owning their shares of Common Stock less than one year receive a 10% annual return; between one year and 18 months receive a 15% annual return; between 18 months and three years receive an 18% annual return; and over three years an amount based on a formula specified in the agreement.

During the years ended December 31, 1998 and 1999, substantially all of the outstanding Type D redeemable common stock had been outstanding for over three years. Accordingly, the redemption price was based upon the formula specified in the Type D redemption agreements for stock held over three years. Application of the formula to the carrying amount of Type D redeemable common stock resulted in a net reduction of the redemption price of approximately $179 and $102, respectively, during the years ended December 31, 1998 and 1999.

At December 31, 1998 and 1999, the carrying amount of redeemable common stock is as follows:

                                                                          1998                  1999
                                                                     ---------------      ----------------
     Principal amount invested by stockholders                       $         1,506      $          1,492
     Accumulated accretion of agreed upon redemption
         price, net of periodic returns of capital paid to
         the stockholders                                                        249                   147
                                                                     ---------------      ----------------
                                                                     $         1,755      $          1,639
                                                                     ===============      ================


The carrying amounts of redeemable common stock applicable to the various types of redemption agreements were as follows at December 31, 1998 and 1999:

                                                                           1998                  1999
                                                                     ---------------      ----------------
     Type C redemption agreements                                    $           237       $           237
     Type D redemption agreements                                              1,518                 1,402
                                                                     ---------------       ---------------
                                                                     $         1,755      $          1,639
                                                                     ===============      ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE H--REDEEMABLE AND NONREDEEMABLE COMMON STOCK--Continued

A summary of activity of redeemable common stock during each of the years ended December 31, 1997, 1998 and 1999 is as follows:


                                                                                Year Ended December 31
                                                                         1997            1998            1999
                                                                      ----------      ----------      ----------
Balance at beginning of period                                        $    3,853      $    3,035      $    1,755

Redemptions of redeemable common stock                                       (53)         (1,082)            (14)

Expiration and cancellation of redemption options                           (687)            (19)             --

Change in redemption value of redeemable common stock                        470            (179)           (102)

Distributions to redeemable stockholders                                    (548)             --              --
                                                                      ----------      ----------      ----------

Balance at end of period                                              $    3,035      $    1,755      $    1,639
                                                                      ==========      ==========      ==========


As discussed in Note I, certain of the Company's nonredeemable common stock may be subject to rescission by the shareholder because of the Company's failure to register its securities. Rescission rights for individual stockholders vary, based upon the states in which the stockholder resides. Common stock that is subject to rescission is recorded separately from stockholders deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency. A summary of the common stock subject to rescission and reclassifications to stockholders' deficiency is as follows:

Balance at January 1, 1997                               $    6,107
Amount reclassified to stockholders' deficiency              (2,892)
                                                         ----------
Balance at December 31, 1997                                  3,215
Amount reclassified to stockholders' deficiency              (1,530)
                                                         ----------
Balance at December 31, 1998                                  1,685
Amount reclassified to stockholders' deficiency              (1,216)
                                                         ----------
Balance at December 31, 1999                             $      469
                                                         ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE I--COMMITMENTS AND CONTINGENCIES

Violations of Federal and State Securities Laws

In 1995, the Company determined that it may not have registered its securities with the Securities and Exchange Commission (the "Commission") when it was obligated to do so under Federal securities laws and that, consequently, it may have engaged in the sale or delivery of unregistered securities in violation of the Federal securities laws. In July 1996, the Company voluntarily reported this information to the Commission, which then instituted an investigation into whether the Company and its two principal founders had violated any of the Federal securities laws. The Company and its two founders cooperated with the Commission during this investigation.

In September 1997, the Commission's staff attorney who was conducting the investigation informed the Company that the staff intended to recommend to the Commission that it institute cease-and-desist proceedings against the Company, based upon the staff's belief that the Company had violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Rule 12g-1 promulgated under the Exchange Act. Also in September 1997, the Commission's staff attorney informed the two founders and Hebron that the staff intended to recommend that the Commission institute cease-and-desist proceedings against them.

On July 15, 1998, the Company, the two founders and Hebron executed an offer of settlement in which they consented to the entry of a cease-and-desist order contingent upon the Commission accepting the Commission's staff's recommendation. The offers provided that the Company and the two founders would cease and desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. Additionally, in the offers, Hebron consented to the entry of a cease-and-desist order which provided that it would cease-and-desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act.

On July 23, 1998, the Commission approved the Commission's staff attorney's recommendation and accepted the offers of settlement. On July 30, 1998, the Commission issued a cease-and-desist order which stated that (a) the Company, the two founders and Hebron had violated Sections 5(a) and 5(c) of the Securities Act; (b) the Company had violated Section 12(g) of the Exchange Act and Rule 12g-1; and (c) the two founders had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1. The Commission ordered the Company, the two founders , and Hebron to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. The Commission did not order any monetary penalties, fines, sanctions, or disgorgement against the Company, the two founders , Hebron or anyone else associated with the Company or any of the other parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

NOTE I--COMMITMENTS AND CONTINGENCIES--Continued

Violations of Federal and State Securities Laws, Continued

The Federal securities laws provide legal causes of action against the Company by persons buying the securities from the Company, including action to rescind the sales. With respect to the sales described above, the statutes of limitations relating to such actions appear to have expired for sales made by the Company more than three years ago. The Company made substantially all of the stock sales more than three years ago. However, with respect to such sales, other causes of actions may exist under federal law, including causes of action for which the statute of limitations may not have expired.

Each of the states in which the Company has effected sales of common stock has its own securities laws, which likely have equal applicability to the Company's activities discussed above. The Company sold stock to persons in over forty states, and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently 10% per annum from the date of sales of such securities, less any amounts paid to such security holder. The statutes of limitations for these rights typically do not begin running until a purchaser discovers the violation of the law, and therefore in most instances, and depending on individual circumstances, the statute of limitations do not appear to limit those rights for most purchasers of securities from the Company. Also, depending on the law of the state and individual circumstances, monetary damages and other remedies may be granted for breach of state securities laws.

The Company and its attorneys have completed an evaluation of the statutes of limitations for each of the states in which the Company sold stock to a stockholder. The Company believes that it may have a liability at December 31, 1999 of $469 to stockholders whose rights of rescission have not expired under applicable state securities laws. As discussed in Note H, the Company has recorded this potential liability as Common Stock Subject to Rescission in the balance sheet.

In addition, the Company may be liable for rescission under state securities laws to the purchasers of the Hebron common stock because of the relationships of the two companies. The Company cannot predict how many of the Hebron stockholders will exercise their right of rescission, and no liability has been accrued at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE I--COMMITMENTS AND CONTINGENCIES--Continued

Other Securities Matters

In December 1994, the Washington Department of Financial Institutions - Securities Division ("WDS") notified the Company that it was aware that the Company may have offered unregistered securities to residents of the State of Washington and instructed the Company to cease and desist such offers and to provide information with respect to any sales of such securities. In April 1997, the WDS told the Company that it was trying to close its file on the Company and served a subpoena on the Company that sought various documents relating to the Company's shareholders in Washington State. The Company voluntarily produced documents in response to the subpoena in May 1997. The WDS has not corresponded with the Company since May 1997.

In February 1996, the Oklahoma Department of Securities ("ODS") made an inquiry to the Company with regard to the basis upon which the Company had offered and sold securities and effected issuances of short-term notes under the APLP without registration under the Oklahoma Securities Act. The Company responded to such inquiry in February 1996 advising the ODS that neither the Company nor its Oklahoma counsel believed that the short-term notes issued under the APLP constituted securities, and claiming that the common stock was exempt from registration under Section 401(b)(9)(B) of the Oklahoma Securities Act. The Company has not received a response from ODS and consequently has not had any further contact with the ODS since its response.

Commitments with Providers and Others

In April 1999, the Company entered into a telecommunications contract with WorldCom, its primary provider of switchless telecommunications services. The term of the contract is for three years, with early termination provided for based on meeting specified purchase commitments during the term of the contract. In connection with the contract, WorldCom agreed to subordinate its interests in the Company's customer base, as well as its accounts payable and other rights and obligations, to the financial institution providing the Company's Credit Facility. WorldCom has a second security lien on all of the assets in which the financial institution has a first security lien. The agreement provided for reduced rates and credits for disputed payables. The Company recognized these credits as a reduction of expenses during the year ended December 31, 1999. The Company is required to maintain minimum purchase commitments under the terms of its contract with WorldCom. During the year ended December 31, 1999, the Company met the minimum purchase commitments, and expects to be able to continue to meet these requirements. At December 31, 1999, the remaining purchase commitment over the remainder of the contract was approximately $51,600.

In connection with the Asset Purchase Agreement with Hebron, as described in Note B, the Company also assumed responsibility for the telecommunications contract between Hebron and Broadwing (Formerly IXC Communications, Inc.), the underlying carrier that transports the Company's call records through the Oklahoma City and Chicago switches. This contract is effective through September 2003, and also requires the Company to maintain minimum monthly purchase commitments of $550. The Company met the minimum purchase commitments during 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE I--COMMITMENTS AND CONTINGENCIES--Continued

At December 31, 1999, the Company has commitments to purchase equipment and system software totaling approximately $4,000.

Long-Term Agreements with Salespersons

In 1997, the Company entered into long-term agreements with certain salespersons. The agreements were effective for twenty-five (25) years, and provide for a 3% commission of the net domestic phone billings, as defined in the agreement, to be paid to the salespersons, plus additional commissions through recruitment efforts, death and termination benefits, and other benefits as described in the agreements. The termination benefits defined in the original agreement provide for the salespersons to receive 75% of the commissions earned under the contract for current subscribers assigned to the salesperson at the termination date, plus 50% of the commissions earned for all additional subscribers who enroll under the salespersons' existing non-profit organizations, for a period of 25 years. In exchange for the extended contract terms and death and termination benefits, the Company received non-competition agreements, as defined in the agreements, with each of the salespersons. In 1999, the Company renegotiated or terminated the agreements with these salespersons, by either (1) replacing the original agreements with full-time or part-time employment contracts, or independent contractor agreements ranging from three to five years; (2) entering into covenant agreements with the salespersons, or (3) continuing to pay the salespersons under the termination provisions of the original contract.

Deferred Compensation Contracts

In 1997, and as amended in 1998, the Company entered into non-qualified deferred compensation agreements with certain salespersons. The deferred compensation plan, which is not funded, allowed these salespersons to defer portions of their current compensation. The Company agreed to pay the salespersons an amount equal to their deferred compensation plus an effective rate of return, ranging from 45% to 55%. In 1999, the Company repaid in full all but one of these obligations. The liability for the deferred compensation contracts is included in accounts payable and accrued expenses, and totaled approximately $385 and $43 at December 31, 1998 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE I--COMMITMENTS AND CONTINGENCIES--Continued

Non-Cancelable Operating Leases

The Company leases office space, copiers and other equipment under agreements that are accounted for as operating leases. These lease agreements expire in varying years through 2004. Total lease expense was approximately $229, $472, and $692 in 1997, 1998 and 1999, respectively. Future commitments under non-cancelable operating leases are as follows:


Year Ended December 31
              2000                                   $         614
              2001                                             420
              2002                                             431
              2003                                             111
              2004                                             105
                                                     -------------
                                                     $       1,681
                                                     =============

Other Matters

From time to time, the Company may be party to litigation, claims and assessments arising in the normal course of business. In the opinion of management, the outcomes of such proceedings will not be material to the Company's financial position, results of operations or cash flows.


NOTE J--FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12,000. In 1999, the Company implemented a series of cost reduction measures that enabled the Company to realize net income of $2,224. Despite the profitability, however, the Company's total net sales declined by 7.7% from 1998 to 1999, and the net sales from long distance revenues, exclusive of the pass-through charges that began in 1998, declined from $113,000 and $114,000 in 1997 and 1998, respectively, to $102,000 in 1999. In addition, the accumulated stockholders' deficiency was ($23,758) at December 31, 1999. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE J--FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Beginning in 1998 and continuing into 1999 and 2000, the Company has taken several steps which management believes will enable the Company to continue to realize profitability, as well as improve the Company's overall financial position and liquidity. These steps include:

         o Despite recurring net losses, the Company previously had a policy of declaring returns of capital. From 1994 through 1997, the Company declared cumulative returns of capital to nonredeemable stockholders totaling approximately $15,700. Through December 31, 1999, approximately $12,400 had been paid, and $3,300 was payable at December 31, 1999. The amounts payable at December 31, 1999 were to the Chairman and the former Senior Vice President. When declared, the returns of capital were recorded as a reduction of retained earnings (deficit). In addition, accretions of the redemption value of the redeemable common stock, as described in Note H, were also recorded as a charge to retained earnings (deficit). Through December 31, 1999, the cumulative charge to retained earnings (deficit) as a result of accretions to the redeemable common stock was approximately $3,400. The Company reduced this liability through payment of the distributions to redeemable stockholders as well. Cumulative payments of distributions to redeemable stockholders totaled approximately $3,300. The deficit in retained earnings larger by approximately $19,100 as a result of the distributions to nonredeemable stockholders and accretions of the redemption value of redeemable stock to the redeemable stockholders.

                  The Company discontinued the policy of declaring distributions to its stockholders at the end of 1997. Future dividends or distributions to owners are restricted under the Company's revolving line of credit agreement, as described in Note D to the financial statements. The Company believes that retaining earnings will enable the Company to sustain profitability.

         o As discussed in Note D, the Company has obtained funding from a financial institution for a $30,000 line of credit. The proceeds of this line of credit have enabled the Company to become and remain current on its operating liabilities, and to repay existing loans and notes that carried higher interest rates. The proceeds have also provided the Company with the necessary capital to upgrade its core computer systems. The Company has been notified by the financial institution that it has been approved for an increase in the line of credit to $35,000.

         o In April 1999, the Company entered into a new telecommunications contract with WorldCom, as discussed in
                  Note I to the financial statements. The new agreement provides the Company with reduced rates on its switchless long distance services. The Company has passed some of the savings from reduced rates to its customers, in order to compete with industry-wide rate reductions, and has retained the benefit of some of the savings. The agreement provides for further periodic reviews of the rates, and in December 1999, the Company received an additional rate reduction from WorldCom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE J--FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

         o Effective February 1, 1999, the Company acquired the rights and responsibilities of the switched services operations that were previously provided by Hebron, as discussed in Note B to the financial statements. The Company realized significant savings in 1999 from operation of the switches as compared to purchasing the switched services from Hebron, and the Company expects these savings to continue in the future.

         o Beginning in January 1999, the Company began operating its telemarketing department internally, rather than outsourcing those services to VisionQuest. Internally operating the telemarketing department resulted in significant cost savings in 1999, and the Company expects these savings to continue in the future. In the fourth quarter of 1999, the Company began acquiring new telemarketing equipment, and opened a new telemarketing facility in Tahlequah, Oklahoma in January 2000. In an effort to increase its revenues and customer base, the Company plans to increase its telemarketing efforts in 2000.

Management believes that the above factors will enable the Company to continue to realize profitable operations and reduce its deficits, improve its liquidity ratios, and continue to meet its obligations on an ongoing basis.


NOTE K--STOCK-BASED COMPENSATION (dollars in thousands, except per share amounts)

Description of Company Stock Compensation Plans

The Company has entered into various stock option and stock bonus plans with certain officers and non-employee directors. For stock-based compensation awards granted to employees, the Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock-based compensation awards granted to non-employee directors, the Company follows the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE K--STOCK-BASED COMPENSATION--Continued

Stock Option Plans

Board of Directors Stock Option Plan

Effective October 1, 1998 and January 1, 1999, the Company's Board of Directors granted two employee directors and two non-employee directors options to purchase Company stock. Three of the options granted entitle the individuals to purchase 3% of the fully diluted outstanding common stock as of the grant date. The other option originally entitled the non-employee director to purchase 0.5% of the fully diluted common stock; this option was amended in May 1999 to 1% of the fully diluted common stock. For the employee directors, the fair value of the common stock, as determined by an independent appraiser, as of the grant date was less than the exercise price; accordingly, the Company did not recognize any compensation expense for the employee directors. Stock option expense recognized under the fair value method prescribed by SFAS No. 123 for non-employee directors totaled $28, and $38, for 1998 and 1999, respectively. For the additional options granted to one non-employee director effective July 1, 1999, as discussed above, the Company recognized expense of $8, based upon the difference between the fair value of the common stock as of the grant date ($41.50 per share) and the exercise price of the stock options ($28.86).

Effective with the May 1999 amendments to the employment agreements with the employee directors and the stock agreements with the non-employee directors, the stock options are exercisable at 25% on July 1, 1999, and 25% each July 1 thereafter until fully vested. Each exercise right shall continue in force for a period of five years following its commencement, irrespective of the individual's subsequent employment status with the Company.

The following table summarizes the Company's stock option transactions from January 1, 1998 through December 31, 1999:

                                                               Weighted                          Weighted
                                                                Average          Shares          Average
                                                Shares         Exercise        Subject to        Exercise
                                              Subject to        Price          Exercisable        Price
                                               Options         Per Share         Options         Per Share
                                             ------------     ------------     ------------     ------------
Outstanding, December 31, 1997                         --              n/a               --              n/a
     Granted                                       59,142     $      28.86            5,914     $      28.86
     Exercised                                         --               --               --               --
     Canceled/forfeited                                --               --               --               --
                                             ------------     ------------     ------------     ------------
Outstanding, December 31, 1998                     59,142            28.86            5,914            28.86
     Granted                                       31,845            28.86           16,833            28.86
     Exercised                                         --               --               --               --
     Canceled/forfeited                                --               --               --               --
                                             ------------     ------------     ------------     ------------
Outstanding, December 31, 1999                     90,987            28.86           22,747            28.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE K--STOCK-BASED COMPENSATION--Continued

Following is a recap of the outstanding stock options at December 31, 1999:

                                                     Options Outstanding
                                               ------------------------------
                                                                                      Options Exercisable
                                                                                    --------------------------
                                                 Average            Weighted                        Weighted
                                                Remaining           Average                         Average
         Range of                              Contractual          Exercise                         Exercise
     Exercise Prices          Shares           Life (Years)          Price            Shares          Price
     ---------------       -------------       ------------       -----------       -----------    -----------
         28.86                90,987                5.0              28.86             45,494         28.86

Pursuant to SFAS No. 123, the Company is required to disclose the pro forma net earnings and earnings per share effects of the stock options, as if the stock options had been accounted for under the provisions of SFAS No. 123. SFAS No. 123 prescribes that the compensation cost be recorded equal to the fair value of the options as of the grant date, and that compensation costs be recognized ratably over the vesting period of the options. Had compensation costs been determined in accordance with SFAS No. 123, the Company's net income (loss) and net income (loss) per share amounts for the years ended December 31, 1998 and 1999 would have been reduced (increased) to the pro forma amounts indicated below:

                                                                      1998               1999
                                                                 -------------      -------------
Net income (loss)
     As reported                                                 $      (3,655)     $       2,224
     Pro Forma                                                          (3,671)             2,198

Basic earnings (loss) per share
     As reported                                                 $       (4.32)     $        2.83
     Pro forma                                                           (4.34)              2.80
Diluted earnings (loss) per share
     As reported                                                 $       (4.43)     $        2.35
     Pro forma                                                           (4.45)              2.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE K--STOCK-BASED COMPENSATION--Continued

The Company has obtained an independent appraisal of its common stock for each date that it granted stock options and bonuses to employees and non-employee directors. Stock options granted in January 1999 and October 1998 have an exercise price of $28.86 per share, which exceeds the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of the options granted in January 1999 and October 1998 were $2.83 per share and $3.94 per share, respectively. The stock options granted in July 1999 have an exercise price of $28.86 per share, which is lower than the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of these options was $20.05 per share.

Because the Company's stock is not publicly traded, the fair value of the Company stock options was estimated on the date of the grant using the minimum valuation method, as prescribed by SFAS No. 123. Under the minimum value method, expected stock price volatility is set at a level that approximates 0%. The estimated weighted-average fair value of options granted during 1998 and 1999 was calculated using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     1998            1999
                                                  ----------      ----------
Expected stock price volatility                       0.0001%         0.0001%
Risk free rate                                          4.27%           4.55%
Expected dividend yield                                  0.0%            0.0%
Expected life (years)                              8.3 years       7.1 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Stock Bonuses

The stock bonuses were granted as of October 1, 1998 and January 1, 1999 and provided for the employee and non-employee directors to collectively receive 2.5% of the fully diluted common stock as of the grant dates. The number of shares granted in 1998 and 1999 was 13,647 and 9,099, respectively. Compensation expense is recognized on a straight-line basis over the vesting period. In addition, the agreements provide for the Company to pay a cash bonus equal to the amount of income taxes for which the recipients will be liable as a result of the vesting of the stock bonus, and an additional cash bonus equal to the amount of income taxes for which the recipient will be liable as a result of the first cash bonus. During the years ended December 31, 1998 and 1999, the Company recognized compensation expense of $83 and $147, respectively, pursuant to the stock bonus. Additional compensation expense of $45 and $80, respectively, was recognized for the related tax bonus arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE L--EARNINGS (LOSS) PER SHARE  (per share amounts not in thousands)

The computation of basic and diluted earnings (loss) per share is as follows:

                                                                               1997              1998              1999
                                                                           ------------      ------------      ------------
Net income (loss)                                                          $       (341)     $     (3,655)     $      2,224
Decrease (increase) in redemption value of redeemable common stock                 (470)              179               102
                                                                           ------------      ------------      ------------

Net income (loss) available to nonredeemable common stockholders           $       (811)     $     (3,476)     $      2,326
                                                                           ============      ============      ============

Average shares of nonredeemable common stock outstanding                            799               804               823
                                                                           ============      ============      ============

    Basic Earnings (Loss) Per Share                                        $      (1.01)     $      (4.32)     $       2.83
                                                                           ============      ============      ============

Net income (loss) available to nonredeemable common stockholders           $       (811)     $     (3,476)     $      2,326
Decrease in redemption value of redeemable common stock                              --              (179)             (102)
                                                                           ------------      ------------      ------------
Net income (loss) available to nonredeemable common stockholders
    and assumed conversions                                                $       (811)     $     (3,655)     $      2,224
                                                                           ============      ============      ============

Average shares of nonredeemable common stock outstanding                            799               804               823
Employee stock options                                                               --                --               106
Stock warrants                                                                       --                --                 3
Conversion of redeemable common stock                                                --                21                16
                                                                           ------------      ------------      ------------

Average shares of common stock outstanding and assumed conversions                  799               825               948
                                                                           ============      ============      ============

Diluted Earnings (Loss) Per Share                                          $      (1.01)     $      (4.43)     $       2.35
                                                                           ============      ============      ============

The average shares listed below (in thousands) were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                                    1997                  1998                  1999
                                               ---------------       ---------------      ----------------
Conversion of convertible notes                              3                     3                     3
Conversion of redeemable stock                              23                     -                     -
Employee stock options                                       -                    18                     -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE M--QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           Three Months Ended
                                   ------------------------------------------------------------------
                                     March 31,          June 30,       September 30,     December 31,
                                       1998              1998               1998             1998
                                   ------------      ------------      -------------     ------------
                                              (in thousands except per share data restated)
Net sales                          $     30,842      $     31,810      $     31,494      $     30,086
Net loss                                   (520)             (999)             (699)           (1,437)
Basic earnings (loss)
     per share                            (0.79)            (1.28)            (0.58)            (1.66)
Diluted earnings (loss)
     per share                            (0.79)            (1.28)            (0.85)            (1.72)


                                                          Three Months Ended
                                   ----------------------------------------------------------------
                                     March 31,          June 30,      September 30,    December 31,
                                       1999              1999             1999             1999
                                   ------------      ------------     -------------    ------------
                                              (in thousands except per share data)
Net sales                          $     29,040      $     28,141     $     29,371     $     28,109
Net income (loss)                           193             2,339              524             (832)
Basic earnings (loss)
     per share                             0.23              2.86             0.67            (0.94)
Diluted earnings (loss)
     per share                             0.21              2.47             0.55            (0.94)

In the second quarter of 1999, the Company received significant credits in connection with its new telecommunications service agreement with WorldCom. The Company also recovered $182 of the loss on the advances made to an unrelated long-distance reseller, as described below.

In the fourth quarter of 1998, the Company provided pre-tax losses of $215 in connection with the impairment of its former corporate headquarters and $552 for a loss on a receivable from an unrelated long-distance reseller.

For the first and second quarters of 1998, the fourth quarter of 1999, and the second quarter of 2000, diluted earnings (loss) per share is the same as basic earnings (loss) per share, because potentially dilutive securities were antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


NOTE N--SUBSEQUENT EVENTS

In May 2000, the Company and the lender entered into an amendment to the Credit Facility, which increased the maximum availability under the line of credit to $35,000, subject to the collections and earnings multiples contained in the original agreement, and as amended.

In December 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan (the "Plan"), which authorized 40,000 shares of the Company's common stock to be reserved for issuance to employees, directors, consultants and other individuals. The Plan enables the Company to reward participants with
(i) incentive stock options and/or non-qualified stock options to purchase shares of Company common stock, (ii) stock appreciation rights with respect to shares of Company common stock, (iii) shares of Company common stock, (iv) performance share awards which are designated as a specified number of shares of company common stock and earned based on performance, and (v) performance unit awards which are designated as having a certain value per unit and earned based on performance. On July 1, 2000, options to purchase 24,500 shares of Company common stock granted to certain officers and employees of the Company.

Effective September 1, 2000, the Company adopted the 401k AmeriVision Retirement Plan (the "401k"). The 401k Plan provides for all employees meeting certain eligibility requirements to participate in the 401k Plan. The Company may make discretionary profit-sharing contributions to the 401k Plan.

In November 2000, the Company notified the third-party contractor responsible for development of the Company's billing system that the Company intended to terminate the contract between the Company and the contractor. The Company cannot determine what the ultimate outcome of this matter will be.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
3.1             -  Certificate of Incorporation of the Company

3.2             -  Bylaws of the Company

3.3             -  Secretary certificate regarding amended and restated bylaws

4.1             -  Form of certificate representing shares of the Company's common stock

4.2             -  Form of Type A Redemption Agreement

4.3             -  Form of Type B Redemption Agreement

4.4             -  Form of Type C Redemption Agreement

4.5             -  Form of Type D Redemption Agreement

4.6             -  Form of Convertible Note

4.7             -  Promissory Note dated April 20, 1999, payable by the Company to C.A.S.E., Inc.

4.8             -  Promissory Note dated April 20, 1999, payable by the Company to John Damoose

10.1            -  Agreement, dated as of April 13, 1998, between the Company and Carl Thompson

10.2            -  First Amendment to April 13, 1998 Agreement between
                   Amerivision Communications, Inc. and Carl Thompson, dated as of December 31, 1998, among the Company, Carl Thompson and Willeta Thompson

10.3            -  Amended and Restated Employment Agreement, dated as of
                   May 24, 1999 between the Company and Stephen D. Halliday

10.4            -  Amended and Restated Stock Agreement, dated as of May 24, 1999, among the Company, Jay A. Sekulow and Tracy Freeny

10.5            -  Amended and Restated Stock Agreement, dated as of May 24, 1999, among the Company, John Damoose and Tracy Freeny

10.6            -  Employment Agreement, dated as of May 24, 1999, between the
                   Company and John E. Telling

10.7            -  Employment Agreement dated as of May 24, 1999 between the
                   Company and Tracy Freeny

10.8            -  Reaffirmation of Commitments made in Employment Agreement of
                   Stephen D. Halliday dated as of June 30, 1999

10.9            -  Reaffirmation of Commitments made in Stock Agreement of Jay A.
                   Sekulow dated as of June 30, 1999

10.10           -  Agreement effective January 1, 1999, between the Company and
                   VisionQuest

10.11           -  Telemarketing Services Agreement, effective as of
                   January 1, 1999 Between the Company and VisionQuest

10.12           -  Clarification to Agreement, effective as of June 9, 1999, by and Between the Company and VisionQuest

10.13           -  Asset Purchase Agreement, dated as of April 30, 1999,
                   among Hebron, the Company, Tracy Freeny, Carl Thompson and
                   S. T. Patrick.

10.14           -  Lease/License Agreement, dated as of April 30, 1999 between
                   Hebron and the Company.

10.15           -  Form of Promissory Note payable by the Company to Hebron
                   (form to be used with respect to Switch Note and Internet Note)

10.16           -  Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by the Company to Hebron

10.17           -  Capital Stock Escrow and Disposition Agreement dated April 30,
                   1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner Warren
                   & Rudy, P.A.

10.18           -  Loan and Security Agreement dated as of February 4, 1999 between

10.18.1         -  Amendment Number One to Loan and Security Agreement dated as of
                   October 12, 1999 between the Company and Coast Business Credit

10.18.2         -  Amendment Number Two to Loan and Security Agreement dated as of
                   May 10, 2000 between the Company and Coast Business Credit

10.19 **        -  Telecommunications Services Agreement dated April 20, 1999 by and between the Company and WorldCom Network Services, Inc.

10.20 **        -  Program Enrollment Terms dated April 20, 1999 between the
                   Company and WorldCom Network Services, Inc.

10.21           -  Security Agreement dated April 20, 1999 by and between the
                   Company and WorldCom Network Services, Inc.

10.22           -  Letter Agreement dated July 14, 1999 between the Company and
                   Tracy C. Freeny

10.23           -  Employment Agreement dated December 31, 1998, between the
                   Company and Kerry Smith

10.24           -  Letter Agreement dated as of December 31, 1999 between the
                   Company and John Telling

10.25           -  Royalty Agreement dated as of January 1, 1999 between the
                   Company and Regency Productions, Inc.

10.26           -  Royalty Agreement effective as of January 1, 1999 between the
                   Company and Christian Advocates Serving Evangelism, Inc.

10.27           -  Stock Incentive Plan

21.1            -  List of subsidiaries of the Company

27.1*           -  Financial Data Schedule

*        Filed herewith.

** Information from this agreement has been omitted because the Company has requested confidential treatment. The information has been filed separately with the Securities and Exchange Commission.

*** Incorporated by reference to the Company's Registration Statement on FORM 10/A and FORM 10, as appropriate.