Form 10-Q
period 2000-03-31
AMERIVISION COMMUNICATIONS INC
filed 2001-04-17
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
         _________________.


                         Commission file number 0-27683


                        AMERIVISION COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                 OKLAHOMA                                          73-1378798
       (State or other jurisdiction                             (I.R.S. Employer
     of incorporation or organization)                        Identification No.)

     5900 MOSTELLER DRIVE, SUITE 1800                                73112
          OKLAHOMA CITY, OKLAHOMA                                  (Zip Code)
 (Address of principal executive offices)

                                 (405) 600-3800
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               YES     NO  X
                                                                   ---    ---

Outstanding shares of the registrant's common stock, par value $0.01 per share, at March 30, 2001: 842,727

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX


                                                                                                       PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999............................1

             Statements of Operations (unaudited) - Three months ended March 31, 2000 and
             1999.........................................................................................2

             Statements of Equity (Deficit) for the year ended December 31, 1999 and three months ended March 31, 2000 (unaudited).............................................................3

             Statements of Cash Flows (unaudited) - Three months ended March 31, 2000 and
             1999.........................................................................................4

             Notes to Financial Statements (unaudited)....................................................5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................................................6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...........................................................................12

Item 2.      Changes in Securities and Use of Proceeds...................................................12

Item 3.      Submission of Matters to a Vote of Security Holders.........................................12

Item 6.      Exhibits and reports on Form 8-K............................................................12

Signatures...............................................................................................13

Index to Exhibits........................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERIVISION COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)
                  (Information at March 31, 2000 is unaudited)


                                                                                   DECEMBER 31,    MARCH 31,
                                                                                       1999           2000
                                                                                     --------      --------
                                    ASSETS
CURRENT ASSETS:
     Cash ......................................................................     $    991      $  1,357
     Accounts receivable .......................................................       16,743        15,257
     Prepaid expenses and other current assets .................................          428           975
                                                                                     --------      --------
               Total current assets ............................................       18,162        17,589

Property and equipment, net ....................................................        5,420         5,118
Deposits .......................................................................          355         1,174
Net deferred income tax benefits ...............................................        3,600         3,427
Covenants not to compete, net ..................................................        3,200         2,800
Other assets ...................................................................          357           438
                                                                                     --------      --------
               Total assets ....................................................     $ 31,094      $ 30,546
                                                                                     ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit ..................................................     $ 20,880      $ 22,826
     Accounts payable and accrued expenses .....................................       14,034        12,578
     Current portion of other notes payable and capital lease obligations ......        2,300         3,713
     Loans and notes payable to related parties, current portion ...............        2,657         2,417
     Short-term notes payable to individuals ...................................          553           399
                                                                                     --------      --------
               Total current liabilities .......................................       40,424        41,933
                                                                                     --------      --------
Long-term debt to related parties, net of current portion ......................        5,425         5,253
                                                                                     --------      --------
Accrued distributions to related party .........................................        3,201         3,201
                                                                                     --------      --------
Long-term debt, net of current portion .........................................        3,694         1,465
                                                                                     --------      --------
Redeemable common stock, carried at redemption value ...........................        1,639         1,597
                                                                                     --------      --------
Common stock subject to rescission .............................................          469           469
                                                                                     --------      --------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Common stock, $0.10 par value, 1,000,000 shares authorized; 823,390 shares issued and outstanding at December 31, 1999 and at March 31, 2000,
           net of 15,517 redeemable shares .....................................           82            82
     Additional paid-in capital ................................................       10,228        10,246
     Unearned compensation .....................................................         (317)         (165)
     Retained earnings (accumulated deficit) ...................................      (33,751)      (33,535)
                                                                                     --------      --------
           Total stockholders' deficiency ......................................      (23,758)      (23,372)
                                                                                     --------      --------
           Total liabilities and stockholders' deficiency ......................     $ 31,094      $ 30,546
                                                                                     ========      ========


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
                                                                   ------------------------
                                                                     1999           2000
                                                                   ---------      ---------
REVENUES:
   Net sales .................................................     $  29,040      $  26,362

OPERATING EXPENSES:
   Cost of telecommunication services ........................        13,479         11,952
   Cost of telecommunication services from related parties ...         1,469             --
   Selling, general and administrative expenses ..............        11,604         11,744
   Depreciation and amortization .............................           937          1,050
                                                                   ---------      ---------
Total operating expenses .....................................        27,489         24,746
                                                                   ---------      ---------

Income from operations .......................................         1,551          1,616
                                                                   ---------      ---------

OTHER INCOME (EXPENSE):
   Interest expense ..........................................        (1,225)        (1,154)
   Interest expense to related parties .......................          (175)          (153)
   Other income ..............................................           211             38
                                                                   ---------      ---------
Total other income (expense) .................................        (1,189)        (1,269)
                                                                   ---------      ---------

Income before income tax expense .............................           362            347
Income tax expense ...........................................           170            173
                                                                   ---------      ---------
Net income ...................................................     $     192      $     174
                                                                   =========      =========
EARNINGS (LOSS) PER SHARE:
   Basic earnings per share ..................................     $     .23      $     .26
   Diluted earnings per share ................................     $     .21      $     .18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic .....................................................       823,390        823,390
                                                                   =========      =========
   Diluted ...................................................       942,611        951,272
                                                                   =========      =========


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)

                              STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                     ADDITIONAL                  RETAINED
                                                          COMMON       PAID-IN     UNEARNED       EARNING
                                                          STOCK        CAPITAL   COMPENSATION    (DEFICIT)       TOTAL
                                                         --------    ----------  ------------    ---------     --------
Balance at December 31, 1998 .......................     $     82     $  8,816     $   (465)     $(36,077)     $(27,644)
   Change in redemption value of redeemable
        common stock ...............................           --           --           --           102           102
   Expiration of potential rescission claims on
        nonredeemable common stock .................           --        1,216           --            --         1,216
   Shares reserved for detachable stock warrants
        issued with convertible notes ..............           --          158           --            --           158
  Vesting of restricted stock awards and stock
        options ....................................           --           38          148            --           186
   Net income ......................................           --           --           --         2,224         2,224
                                                         --------     --------     --------      --------      --------
Balance at December 31, 1999 .......................           82       10,228         (317)      (33,751)      (23,758)
   Change in redemption value of redeemable
        common stock (unaudited) ...................           --           --           --            42            42
  Vesting of restricted stock awards and stock
        options (unaudited) ........................           --           18          152            --           170
   Net income (unaudited) ..........................           --           --           --           174           174
                                                         --------     --------     --------      --------      --------
Balance at March 31, 2000 (unaudited) ..............     $     82     $ 10,246     $   (165)     $(33,535)     $(23,372)


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          ---------------------
                                                                                            1999         2000
                                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................     $   192      $   174
   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities:
      Depreciation of property and equipment ........................................         391          650
      Amortization of covenants not to compete ......................................         546          400
      Loss on sale of asset held for disposal .......................................         (22)          --
      Stock compensation expense ....................................................          40          170
      Deferred income tax expense ...................................................         170          173
   Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable ................................................      (1,363)       1,486
                 Receivables from related parties ...................................         152           --
                 Prepaid expenses and other assets ..................................         (95)        (628)
            (Increase) decrease in operating liabilities:
                 Accounts payable and accrued expenses ..............................         204       (1,456
                 Accounts payable to related parties ................................       (1597)          --
                                                                                          -------      -------
               Net cash provided by (used in) operating activities ..................      (1,382)         969
                                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...............................................        (136)        (348)
   Deposits paid on fixed assets ....................................................          --         (819)
   Proceeds from sale of assets held for disposal ...................................         522           --
                                                                                          -------      -------
               Net cash provided by (used in) investing activities ..................         386       (1,167)
                                                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of loans and other obligations to related parties .....................        (319)        (412)
   Net increase in borrowings under line of credit arrangements .....................       1,962        1,946
   Loan closing fees paid ...........................................................        (322)          --
   Proceeds from notes payable ......................................................          --           44
   Repayments of notes payable and capital lease obligations ........................        (765)      (1,014)
                                                                                          -------      -------
              Net cash provided by financing activities .............................         556          564
                                                                                          -------      -------
Net increase (decrease) in cash and cash equivalents ................................        (440)         366
Cash and cash equivalents at beginning of period ....................................         635          991
                                                                                          -------      -------
Cash and cash equivalents at end of period ..........................................     $   195      $ 1,357
                                                                                          =======      =======
Cash paid during the period for interest ............................................     $ 1,439      $ 1,256
                                                                                          =======      =======
Cash paid during the period for income taxes ........................................     $    --      $    --
                                                                                          =======      =======
Supplemental non-cash activity:
   Exchange of short-term loans for long-term loans .................................     $    --      $   177
   Assets acquired by incurring capital lease obligations and notes payable to
   related parties ..................................................................     $ 2,926      $    --
   Assets acquired by incurring other capital lease obligations .....................     $   211      $    --
   Exchange of common stock and note receivable for lease of telemarketing
   center ...........................................................................     $   578      $    --
   Loan from individual, restricted for reserves in the Company's credit facility ...     $ 2,500      $    --
   Conversion of trade payables to note payables ....................................     $ 1,635      $    --


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three months ended March 31, 1999 and 2000. As discussed in Note C, the financial statements also include certain adjustments to prior periods.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 1999. The interim results are not necessarily indicative of the results for a full year.

Certain amounts in the condensed balance sheets as of December 31, 1999, have been reclassified to conform with the classifications used as of March 31, 2000.

NOTE B--EARNINGS PER SHARE (share and per share amounts not in thousands)

The computation of basic and diluted earnings per share for the three months ended March 31, 1999 and 2000, is as follows:

                                                                        Three Months Ended
                                                                              March 31
                                                                      ------------------------
                                                                        1999            2000
                                                                      --------         -------
Basic Earnings Per Share
Net income                                                            $    192         $   174
Decrease in redemption value of redeemable common stock                     --              42
                                                                      --------         -------
Net income available to nonredeemable common stockholders             $    192         $   216
                                                                      ========         =======
Average shares of nonredeemable common stock outstanding                   823             823
                                                                      ========         =======
    Basic Earnings Per Share                                          $   0.23         $  0.26
                                                                      ========         =======

Diluted Earnings Per Share
Net income available to nonredeemable common stockholders             $    193         $   216
Change in redemption value of redeemable common stock                      --             (42)
                                                                      --------         -------
Net income available to nonredeemable common stockholders
   and assumed conversions                                            $    193         $   174
                                                                      ========         =======

Average shares on nonredeemable common stock outstanding                   823             823
Stock options and warrants                                                 104             112
Conversion of redeemable common stock                                       16              16
                                                                      --------         -------
Average shares of common stock outstanding and assumed
   conversions                                                             943             951
                                                                      ========         =======
Diluted Earnings Per Share                                            $   0.21         $  0.18
                                                                      ========         =======

The conversion of convertible notes was not assumed in the computation of diluted earnings per share for the three months ended March 31, 1999 and 2000, because to do so would have been antidilutive for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

    The historical financial data presented in the following table for and at the end of the three-month periods ended March 31, 1999 and 2000 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be achieved for the full year.

    The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                           Three Months Ended
                                               March 31,
                                        -----------------------
                                          1999           2000
                                        ---------     ---------
BALANCE SHEET DATA:
  Working capital (deficit) .......     $(26,293)     $(24,344)
  Total long-term debt ............     $ 11,758      $ 11,985
  Total stockholder's deficit .....     $(25,954)     $(23,372)

OTHER FINANCIAL DATA:
  EBITDA (1) ......................     $  2,538      $  2,705

----------

   (1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of net sales less cost of telecommunication services and selling, general and administrative expenses. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies.

GENERAL

    The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to over $114.7 million in net sales in 1999. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at March 31, 2000. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in the subscriber base recently. The net sales for the three months ended March 31, 1999 totaled $29.0 million compared to $26.4 million for the three months ended March 31, 2000.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998 due to the net loss of $3.7 million. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net income generated during the three months ended March 31, 2000 also contributed to the decrease in accumulated stockholders' deficiency to approximately $23.4 million at March 31, 2000. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $23.6 million, $22.3 million, and $24.3 million at December 31, 1998, 1999 and at March 31, 2000, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements in the Company's FORM 10/A and 10-K."

    The growth in the Company's long distance revenues and customer base is attributable to the Company's marketing efforts. The Company entered into agreements or made strategic alliances with various non-profit organizations. From the first quarter of 1993 through the middle of 1996, the Company relied almost substantially on the telemarketing efforts of VisionQuest Marketing Services, Inc. ("VisionQuest"), a related entity, in which the Company owned an equity interest, to solicit and acquire new long distance customers. Effective January 1, 1999, however, the Company terminated its relationships with VisionQuest, and began performing its telemarketing operations internally. In December 1999, the Company opened a new telemarketing facility in Tahlequah, Oklahoma. This facility now provides both outbound telemarketing and inbound customer service. The Company also utilized radio advertising, sponsorship of radio programs, concerts, and other sources in its marketing efforts.

    The Company bills its customers under several different methods. Some customers receive their long distance bills directly from the Company. The Company also has billing and collection agreements with several of the regional Bell operating companies ("RBOCs"). Customers who are billed through the RBOCs receive their long distance phone bill with their local phone bill from the RBOC. The Company also utilizes third party billing and collection services for customer billings through other local exchange carriers ("LECs") or RBOCs with whom the Company does not have a separate billing and collection agreement.

    Effective February 1, 1999, the Company began operating the switching assets and related personnel of Hebron Communications Corporation ("Hebron"), which includes telecommunications switches in Oklahoma City and Chicago. The Company purchased the switches in April 2000 under terms of an asset purchase agreement with Hebron. This allows the Company to originate and terminate certain long distance calls. WorldCom Inc. ("WorldCom") carries the majority of the Company's long distance traffic. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls. In addition to residential long distance service, the Company also offers its customers other telecommunication services such as paging, Internet access services, calling cards, prepaid phone cards and toll-free service.

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

     Interest expense includes the cost of financing the Company's loans, including loans from Hebron and Coast Business Credit ("Coast").

    The Company has recognized a net deferred tax for the tax effects of temporary differences and net operating loss carryforwards, to the extent that the Company has determined that it is more likely than not that it will realize those tax benefits.

    PICC Fees.

    In 1996, the Federal Communications Commission ("FCC") adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund. The FCC has allowed carriers to offset these charges by passing them through to their customers. In addition, the FCC adopted a Primary Interexchange Carrier Charge ("PICC") to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    The following table sets forth for the three-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                        1999                2000
                                                      --------            --------
Net sales ...........................................    100.0%           100.0%
                                                         -----            -----
Operating expenses:
     Cost of telecommunication services .............     51.5%            45.3%
     Selling, general and administrative expenses ...     40.0%            44.5%
     Depreciation and amortization expense ..........      3.2%             4.0%
                                                         -----            -----
          Total operating expenses ..................     94.7%            93.8%
                                                         -----            -----
Income from operations ..............................      5.3%             6.2%

Interest expense ....................................     (4.8)%           (5.0)%

Other income ........................................      0.7%             0.1%
                                                         -----            -----

Income before income tax ............................      1.2%             1.3%

Income tax expense ..................................      0.5%             0.6%
                                                         -----            -----

Net income ..........................................      0.7%             0.7%

    Net Sales: Net sales decreased 9.2% to $26.4 million for the three months ended March 31, 2000 from $29.0 million for the three months ended March 31, 1999. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 138 million minutes for the three months ended March 31, 2000 compared to 160 million minutes for the three months ended March 31, 1999, a decrease of 13.8%.

    The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. Approximately 72.0% of net sales were billed through the LECs or other billing and collection services for the three months ended March 31, 2000, compared to 76.0% for the three months ended March 31, 1999. Customers receiving their bills directly from the Company were approximately 28.0% for the three months ended March 31, 2000 compared to 24.0% for the same period in 1999.

    Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three months ended March 31, 2000, the Company's overall cost per minute decreased as compared to the three months ended March 31, 1999. This decrease resulted from rate reductions received by the Company from its switchless carrier and due to the fact that the Company gained operating efficiencies as it began operating the switches during February 1999, which were previously operated by Hebron. During the three months ended March 31, 2000 and 1999, the amounts and relative percentage of net sales to each of its providers was as follows:

                                     THREE MONTHS ENDED MARCH 31,
                            ------------------------------------------------
                                     1999                      2000
                            -----------------------   ----------------------
                             AMOUNT   PERCENTAGE OF    AMOUNT  PERCENTAGE OF
                            (000'S)    NET SALES       (000'S)    NET SALES
                            -------   -------------    ------- -------------
WorldCom ..............     $ 9,465      32.6%           6,179    $23.4%
Hebron ................       1,469       5.1%              --       --%
Switched Operations ...       2,248       7.7%           2,862      10.9%
PICC/USF Fees .........       1,766       6.1%           2,911      11.0%
                            -------     -----          -------    ------
   Totals .............     $14,948      51.5%         $11,952      45.3%

    WorldCom: The Company's overall percentage usage of WorldCom decreased as a result of the Company beginning to operate, effective February 1, 1999 the switches previously operated by Hebron. The Company purchased the switches on April 1, 2000 under terms of an asset purchase agreement with Hebron. For the three months ended March 31, 2000, total minutes of usage from WorldCom were approximately 101 million minutes compared to approximately 124 million minutes for the same period in 1999, a decrease of 18.5% resulting from the switch purchase.

    Hebron: The decrease in cost of sales to Hebron is attributable to the decreased minutes of usage to approximately 12 million minutes for the three months ended March 31, 1999 resulting from the Company assuming operation of the switches as of February 1, 1999.

    Switched Operations: Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The total minutes of usage for switched operations for the three months ended March 31, 2000 and 1999 were 37 million minutes and 24 million minutes, respectively.

    PICC/USF Fees: These expenses increased for the three months ended March 31, 2000 compared to the same period in 1999 because the rates were increased during July 1999.

    Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                              THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------------------------
                                                           1999                      2000
                                                  -----------------------   -----------------------
                                                   AMOUNT   PERCENTAGE OF    AMOUNT   PERCENTAGE OF
                                                  (000'S)     NET SALES     (000'S)     NET SALES
                                                  -------   -------------   -------   -------------
Billing fees and charges ..................       $ 2,605        9.0%       $ 2,264        8.5%
Advertising expense .......................           955        3.3%           737        2.8%
Other general and administrative ..........         5,411       18.6%         6,526       24.8%
Telemarketing expense .....................           371        1.3%           296        1.1%
Royalties to non-profit organizations .....         2,262        7.8%         1,921        7.3%
                                                  -------       ----        -------       ----
   Totals .................................       $11,604       40.0%       $11,744       44.5%

    Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LEC's and other third party billing companies. During the three months ended March 31, 2000, the Company paid approximately $300,000 for initial set up charges on a new billing and collection agreement with a RBOC.

    Advertising Expense: Advertising expenses decreased 22.8% to $737,000 for the three months ended March 31, 2000 compared to $955,000 for the three months ended March 31, 1999 due to the Company curtailing certain advertising expenses. The Company utilizes direct mail, radio and other forms of advertising to acquire new customers.

    Other General and Administrative Expense: Other general and administrative expenses increased by approximately 20.6% for the three months ended March 31, 2000 as compared to the same period in 1999 due to additional wages related to an increase in personnel with some offset in reductions in commissions.

    Telemarketing Expense: During the three months ended March 31, 2000, as compared to the year earlier period, telemarketing expenses decreased from $371,000 to $296,000 due to the Company conducting call center operations internally in a new facility which began at the end of 1999. The new call center allows the Company to better manage the costs of telemarketing and to control the productivity of the telemarketing personnel.

    Royalties to Non-Profit Organizations: During the three months ended March 31, 2000, royalties to non-profit organizations decreased by approximately 15.1% to $1.9 million compared to $2.3 million for the same period in 1999. The majority of the decrease is due to lower net sales during the periods in 2000 as compared to 1999. As of March 31, 2000, the Company was affiliated with approximately 36,000 organizations for its royalty program, compared to approximately the same number of organizations as of March 31, 1999. For the three months ended March 31, 2000 and 1999, approximately 37.9% and 39.2%, respectively, of total royalties were paid to the top ten organizations.

    Depreciation and Amortization: Depreciation and amortization expense increased 12.1% to $1.1 million for the three months ended March 31, 2000 compared to $937,000 for the same period in 1999. This increase is attributable to an increase in the value of the Company's property and equipment primarily due to the additions for the new call center.

    Interest Expense and Other Finance Charges: Interest expense decreased 6.6% to $1.3 million for the three months ended March 31, 2000 compared to $1.4 million for the same period in 1999. This decrease is attributable to an increase in borrowings related to the Company's credit facility and repayment of a significant amount of high interest loans in 1999.

    Other Income (Expense): For the three months ended March 31, 2000, interest income and rental income decreased to $38,000 compared to $211,000 for the same period in 1999. However, the recoveries of certain non-recurring items totaling $210,000 were recorded as income in 1999, which related to a recovery of an accounts receivable loss in 1998 and an impairment loss previously written off, also in 1998.

    Income Tax Expense (Benefit): The Company recorded a deferred income tax expense of approximately $173,000 and $170,000 for the three months ended March 31, 2000 and 1999, respectively. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

    Net Income: During the three months ended March 31, 2000 and 1999, the Company reported net income of $174,000 and $192,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash used in operations was $1,382,000 for the three months ended March 31, 1999 as compared to net cash provided by operations of $969,000 for the same period in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

    In connection with closing the first phase of the Credit Facility the Company also obtained $2.5 million in subordinated debt financing from Patrick Enterprises ("Patrick Note"), an investor. These funds were initially restricted to maintain reserves as specified in the Credit Facility with Coast. During the three months ended March 31, 2000, the Company paid off $500,000 of the Patrick Note, extended the maturity date for one year and reduced the interest rate by approximately three percent.

    Of the $30.0 million in availability, approximately $22.8 million was outstanding as of March 31, 2000 under the Credit Facility. The remaining balance of $7.2 million is available to the Company for working capital, capital improvements and debt reduction. In addition, the $2.0 million subordinated Patrick Note as amended during the first quarter of 2000 is also available for working capital, capital improvements, debt reduction and required reserves.

    The Company estimates cash flow from operations and, to the extent required, borrowings under the Credit Facility would be sufficient to fund its remaining obligations and to meet its other anticipated capital requirements for 2000. An additional $5.0 million in availability under the Credit Facility became available during the second quarter of 2000. In the event the Company's estimates of capital requirements are too low, and the Company does not have sufficient availability under the Credit Facility or is unable to obtain alternate sources of financing, the Company may be required to curtail its capital improvement and telemarketing expansion plans. See "Note J--Financial Condition and Results of Operations in the Company's FORM 10/A and 10-K."

Operating Activities

    Significant uses of cash in operating activities for the three months ended March 31, 2000 include decreases in accounts payable of $1.5 million. Accounts receivable increased by $1.5 million and prepaid expenses decreased by $628,000. The Company also generated cash from operations by recording net income of $174,000; $173,000 from recording a deferred income tax expense; $1.0 million in certain non-cash expenses, principally depreciation and amortization and $170,000 from recording the issuance of stock warrants, options and awards.

    Significant uses of cash in operating activities for the three months ended March 31, 1999 include decreases in accounts payable of $1.4 million. Accounts receivable increased by $1.2 million and prepaid expenses increased by $95,000. The Company also generated cash from operations by recording net income of $192,000; $170,000 from recording a deferred income tax expense; $915,000 in certain non-cash expenses, principally depreciation and amortization and $40,000 from recording stock compensation expense.

Investing Activities

    The Company's investing activities for the three months ended March 31, 2000 consisted primarily of property and equipment purchases of $1.2 million.

    The Company's investing activities for the three months ended March 31, 1999 consisted primarily of property and equipment purchases of $136,000 offset by proceeds of $522,000 from the sale of an asset held for disposal.

Financing Activities

    During the three months ended March 31, 2000, financing activities provided $564,000 in cash. The most significant source of cash was an increase of $1.9 million in borrowings under the Company's Credit Facility and proceeds from notes payable of $44,000. Other financing activities included repayments to related parties totaling $412,000 and other repayments totaling $1.0 million, for net use of cash totaling $1.4 million.

    During the three months ended March 31, 1999, financing activities provided $556,000 in cash. The most significant source of cash was an increase of $2.0 million in borrowings under the Company's Credit Facility. Other financing activities included repayments to related parties totaling $319,000 and other repayments totaling $1.1 million.

INFLATION AND CHANGING PRICES

         Telecommunications revenues do not necessarily track the changes in general inflation, as they tend to respond to the level of activity on the part of the telecommunications industry in combination with the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the telecommunications industry and to a lesser extent by changes in general inflation.

FORWARD LOOKING INFORMATION

         This Report contains forward-looking statements and information that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect the Company's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors set forth in the Company's Statements on FORM 10, copies of which may be obtained from the Securities and Exchange Commission or from the Internet site maintained by the Commission at http://www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          The Company had no legal proceedings as of March 31, 2000.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.


ITEM 3.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No shareholder meeting had been held as of March 31, 2000.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Exhibit
         Number            Description
         -------           -----------

          27.1             Financial Data Schedule. *


(b) REPORTS ON FORM 8-K

          Not applicable.

----------

* Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERIVISION COMMUNICATIONS, INC.



DATE: April 16, 2001                         /s/ Stephen D. Halliday
                                             ----------------------------------
                                             Stephen D. Halliday, President and
                                             Chief Executive Officer



                                             /s/ David E. Grose
                                             ----------------------------------
                                             David E. Grose, Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------
 27.1*    Financial Data Schedule.

----------

 *        Filed herewith