Form 10-Q
period 2000-06-30
AMERIVISION COMMUNICATIONS INC
filed 2001-04-17
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to ________.


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

Outstanding shares of the registrant's common stock, par value $0.01 per share, at March 31, 2001: 842,727

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX

                                                                                       PAGE NO.
                                                                                       --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999...............1

           Statements of Operations (unaudited) - Three months and six months ended
           June 30, 2000 and 1999.........................................................2

           Statements of Equity (Deficit) for the year ended December 31, 1999 and six months ended June 30, 2000 (unaudited).....................................3

           Statements of Cash Flows (unaudited) - Six months ended June 30,
           2000 and 1999..................................................................4

           Notes to Financial Statements (unaudited)......................................5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................................7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................14

Item 2.    Changes in Securities and Use of Proceeds.....................................14

Item 3.    Submission of Matters to a Vote of Security Holders...........................14

Item 6.    Exhibits and reports on Form 8-K..............................................14

Signatures...............................................................................15

Index to Exhibits........................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERIVISION COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)
                   (Information at June 30, 2000 is unaudited)

                                                                                 DECEMBER 31,    JUNE 30,
                                                                                     1999          2000
                                                                                 ------------    --------
                                     ASSETS
CURRENT ASSETS:

     Cash ....................................................................     $    991      $  1,285
     Accounts receivable .....................................................       16,743        15,695
     Prepaid expenses and other current assets ...............................          428           941
                                                                                   --------      --------
               Total current assets ..........................................       18,162        17,921

Property and equipment, net ..................................................        5,420         4,766
Deposits .....................................................................          355         1,517
Net deferred income tax benefits .............................................        3,600         3,748
Covenants not to compete, net ................................................        3,200         2,455
Other assets .................................................................          357           865
                                                                                   --------      --------
               Total assets ..................................................     $ 31,094      $ 31,272
                                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit ................................................     $ 20,880      $ 23,995
     Accounts payable and accrued expenses ...................................       14,034        13,102
     Loans and notes payable to related parties, current portion .............        2,657         2,416
     Short-term notes payable to individuals .................................          553           399
     Current portion of other notes payable and capital lease obligations ....        2,300         3,672
                                                                                   --------      --------
               Total current liabilities .....................................       40,424        43,584
                                                                                   --------      --------
Long-term debt to related parties, net of current portion ....................        5,425         5,031
                                                                                   --------      --------
Accrued distributions to related party .......................................        3,201         3,201
                                                                                   --------      --------
Long-term debt, net of current portion .......................................        3,694         1,051
                                                                                   --------      --------
Redeemable common stock, carried at redemption value .........................        1,639         1,597
                                                                                   --------      --------
Common stock subject to rescission ...........................................          469           469
                                                                                   --------      --------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
     Common stock, $0.10 par value, 1,000,000 shares authorized;
           823,390 shares issued and outstanding at December 31, 1999 and
           at June 30, 2000, net of 15,517 redeemable shares .................           82            82
     Additional paid-in capital ..............................................       10,228        10,264
     Unearned compensation ...................................................         (317)         (149)
     Retained earnings (accumulated deficit) .................................      (33,751)      (33,858)
                                                                                   --------      --------
           Total stockholders' deficiency ....................................      (23,758)      (23,661)
                                                                                   --------      --------
           Total liabilities and stockholders' deficiency ....................     $ 31,094      $ 31,272
                                                                                   ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30
                                                                       --------------------------      --------------------------
                                                                          1999            2000            1999            2000
                                                                       ----------      ----------      ----------      ----------
REVENUES:
   Net sales .....................................................     $   28,140      $   25,551      $   57,180      $   51,913
                                                                       ----------      ----------      ----------      ----------

OPERATING EXPENSES:
   Cost of telecommunication services ............................         11,719          11,801          25,198          23,753
   Cost of telecommunication services from related parties .......             --              --           1,469              --
   Selling, general and administrative expenses ..................         10,216          12,148          21,820          23,892
   Depreciation and amortization .................................            448             978           1,385           2,028
                                                                       ----------      ----------      ----------      ----------
Total operating expenses .........................................         22,383          24,927          49,872          49,673
                                                                       ----------      ----------      ----------      ----------

Income from operations ...........................................          5,757             624           7,308           2,240
                                                                       ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE):
   Interest expense ..............................................         (1,202)         (1,040)         (2,427)         (2,194)
   Interest expense to related parties ...........................           (175)           (282)           (350)           (435)
   Other income ..................................................             12              54             223              92
                                                                       ----------      ----------      ----------      ----------
Total other income (expense) .....................................         (1,365)         (1,268)         (2,554)         (2,537)
                                                                       ----------      ----------      ----------      ----------

Income (loss) before income tax expense ..........................          4,392            (644)          4,754            (297)
Income tax expense (benefit) .....................................          2,052            (321)          2,222            (148)
                                                                       ----------      ----------      ----------      ----------
Net income (loss) ................................................     $    2,340      $     (323)     $    2,532      $     (149)
                                                                       ==========      ==========      ==========      ==========

EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share ...............................     $     2.86      $     (.39)     $     3.09      $     (.13)
   Diluted earnings (loss) per share .............................     $     2.47      $     (.39)     $     2.68      $     (.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic .........................................................        823,390         823,390         823,390         823,390
                                                                       ==========      ==========      ==========      ==========
   Diluted .......................................................        944,978         823,390         946,270         823,390
                                                                       ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)


                                                                                  STOCKHOLDERS' EQUITY
                                                         ------------------------------------------------------------------------
                                                                        ADDITIONAL                     RETAINED
                                                           COMMON        PAID-IN        UNEARNED        EARNING
                                                           STOCK         CAPITAL      COMPENSATION     (DEFICIT)         TOTAL
                                                         ----------     ----------    ------------     ----------      ----------

Balance at December 31, 1998 .......................     $       82     $    8,816     $     (465)     $  (36,077)     $  (27,644)
   Change in redemption value of redeemable
        common stock ...............................             --             --             --             102             102
   Expiration of potential rescission claims on
        nonredeemable common stock .................             --          1,216             --              --           1,216
   Shares reserved for detachable stock warrants
        Issued with convertible notes ..............             --            158             --              --             158
  Vesting of restricted stock awards and stock
       options .....................................             --             38            148              --             186
   Net income ......................................             --             --             --           2,224           2,224
                                                         ----------     ----------     ----------      ----------      ----------

Balance at December 31, 1999 .......................             82         10,228           (317)        (33,751)        (23,758)
   Change in redemption value of redeemable
        common stock (unaudited) ...................             --             --             --              42              42
  Vesting of restricted stock awards and stock
        options (unaudited) ........................             --             36            168              --             204
   Net income (loss) (unaudited) ...................             --             --             --            (149)           (149)
                                                         ----------     ----------     ----------      ----------      ----------

Balance at June 30, 2000 (unaudited) ...............     $       82     $   10,264     $     (149)     $  (33,858)     $  (23,661)


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                        1999            2000
                                                                                          ----------      ----------
   Net income (loss) ................................................................     $    2,532      $     (149)
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
   operating activities:
      Depreciation of property and equipment ........................................            786           1,283
      Amortization of covenants not to compete ......................................            600             745
      Gain (loss) on sale of long-lived assets ......................................            (22)             27
      Amortization of unearned compensation related to stock option and awards ......             79             204
      Issuance of detachable stock warrants .........................................            158              --
      Deferred income tax expense (benefit) .........................................          2,222            (148)
      Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable ................................................         (1,411)          1,048
                 Related party receivables ..........................................            152              --
                 Prepaid expenses and other assets ..................................            197            (551)
            Increase (decrease) in operating liabilities:
                 Accounts payable and accrued expenses ..............................         (6,698)           (942)
                 Accounts payable to related parties ................................         (1,597)             --
                 Interest payable ...................................................           (151)             10
                                                                                          ----------      ----------
               Net cash provided by (used in) operating activities ..................         (3,153)          1,527
                                                                                          ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ...............................................           (511)         (1,838)
   Investment in television pilot ...................................................             --            (470)
   Proceeds from sale of long-lived assets ..........................................            522              20
                                                                                          ----------      ----------
               Net cash provided by (used in) investing activities ..................             11          (2,288)
                                                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of loans from related parties ...........................................            262              --
   Repayments of loans and other obligations to related parties .....................           (489)           (635)
   Net increase in borrowings under line of credit arrangements .....................          5,863           3,115
   Proceeds from notes payable ......................................................          2,553              44
   Repayment of notes payable and capital lease obligations .........................         (2,038)         (1,448)
   Repayment of short-term notes payable to individuals .............................         (1,760)            (21)
   Loan closing fees paid ...........................................................           (343)             --
   Accrued distributions paid to related party ......................................            (24)             --
   Redemptions of common stock ......................................................            (15)             --
                                                                                          ----------      ----------
              Net cash provided by financing activities .............................          4,009          (1,055)
                                                                                          ----------      ----------
Net change in cash and cash equivalents .............................................            867             294
Cash and cash equivalents at beginning of period ....................................            635             991
                                                                                          ----------      ----------

Cash and cash equivalents at end of period ..........................................     $    1,502      $    1,285
                                                                                          ==========      ==========

Cash paid during the period for interest ............................................     $    2,540      $    2,532
                                                                                          ==========      ==========
Cash paid during the period for income taxes ........................................     $       --      $       --
                                                                                          ==========      ==========


   The accompanying notes are an integral part of these financial statements.

Supplemental non-cash activity:

                                                                                                        SIX MONTHS ENDED
                                                                                                             JUNE 30,
                                                                                                       1999           2000
                                                                                                    ----------     ----------
Exchange of short-term loans for long-term loans                                                    $       --     $      177
Assets acquired by incurring capital lease obligations and notes payable to related parties         $    2,926     $       --
Assets acquired by incurring other capital lease obligations                                        $      351     $       --
Exchange of common stock and note receivable for lease of telemarketing center                      $      578     $       --
Termination settlement obligation to former officer and other former employees                      $      650     $       --
Conversion of trade payables to note payables                                                       $    1,635     $       --

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations for the six and three months ended June 30, 1999 and 2000, and cash flows for the six months ended June 30, 1999 and 2000. As discussed in Note C, the financial statements also include certain adjustments to prior periods.

The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 1999. The interim results are not necessarily indicative of the results for a full year.

Certain amounts in the condensed balance sheets as of December 31, 1999, have been reclassified to conform to the classifications used as of June 30, 2000.

NOTE B--EARNINGS PER SHARE (per share amounts not in thousands)

The computation of basic and diluted earnings per share for the six and three months ended June 30, 2000 and 1999, is as follows:

                                                      Six Months Ended               Three Months Ended
                                                          June 30                         June 30
                                                 --------------------------      --------------------------
                                                    1999            2000            1999            2000
                                                 ----------      ----------      ----------      ----------

Basic Earnings (Loss) Per Share
    Net income (loss)                            $    2,532      $     (148)     $    2,340      $     (323)
    Change in redemption value of
        redeemable common stock                          13              42              13              --
                                                 ----------      ----------      ----------      ----------
    Net income (loss) available to
        nonredeemable common stockholders        $    2,545      $     (106)     $    2,353      $     (323)
                                                 ==========      ==========      ==========      ==========

    Average shares of nonredeemable common
        stock outstanding                               823             823             823             823
                                                 ==========      ==========      ==========      ==========

    Basic earnings (loss) per share              $     3.09      $    (0.13)     $     2.86      $    (0.39)
                                                 ==========      ==========      ==========      ==========

Diluted Earnings (Loss) Per Share
    Net income (loss) available to
        nonredeemable common stockholders        $    2,545      $     (106)     $    2,353      $     (323)
    Change in redemption value of
        redeemable common stock                         (13)            (42)            (13)             --
                                                 ----------      ----------      ----------      ----------
    Net income (loss) available to
        nonredeemable common stockholders
        and assumed conversions                  $    2,532      $     (148)     $    2,340      $     (323)
                                                 ==========      ==========      ==========      ==========

    Average shares of nonredeemable common
        stock outstanding                               823             823             823             823
    Stock options and warrants                          105              --             106              --
    Conversion of redeemable common stock                16              16              16              --
                                                 ----------      ----------      ----------      ----------

    Average shares of common stock
        outstanding                                     944             839             945             823
                                                 ==========      ==========      ==========      ==========

    Diluted earnings (loss) per share            $     2.68      $    (0.18)     $     2.47      $    (0.39)
                                                 ==========      ==========      ==========      ==========

The conversion of convertible notes was not assumed in the computation of diluted earnings (loss) per share for the six and three months ended June 30, 1999 and 2000, because to do so would have been antidilutive for the periods. The issuance of potential common shares, such as stock options and stock warrants, were not assumed in the computation of diluted earnings (loss) share for the six and three months ended June 30, 2000, because to do so would have been antidilutive for the periods. In addition, the conversion of redeemable stock was not assumed in the computation of diluted earnings per share for the three months ended June 30, 2000, because to do so would have been antidilutive for the period.

NOTE C--PRIOR PERIOD ADJUSTMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

    The historical financial data presented in the following table for and at the end of the six-month periods ended June 30, 1999 and 2000 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the six months ended June 30, 2000 are not necessarily indicative of the results to be achieved for the full year.

    The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                 --------------------------
                                                    1999            2000
                                                 ----------      ----------
BALANCE SHEET DATA:
  Working capital (deficit)  ...............     $  (19,431)     $  (25,663)
  Total long-term debt .....................     $   12,267      $   11,349
  Total stockholder's deficit ..............     $  (23,178)     $  (23,661)

OTHER FINANCIAL DATA:
  EBITDA(1) ................................     $    8,792      $    4,566

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

GENERAL

    The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to over $114.7 million in net sales in 1999. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at June 30, 2000. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in the subscriber base recently. The net sales for the six months ended June 30, 1999 totaled $57.2 million compared to $51.9 million for the six months ended June 30, 2000.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998 due to the net loss of $3.7 million. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net loss generated during the six months ended June 30, 2000 also contributed to the accumulated stockholders' deficiency of approximately $23.7 million at June 30, 2000. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $23.6 million, $22.3 million, and $25.7 million at December 31, 1998, 1999 and at June 30, 2000, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements in the Company's FORM 10/A and 10-K."

    The growth in the Company's long distance revenues and customer base is attributable to the Company's marketing efforts. The Company entered into agreements or made strategic alliances with various non-profit organizations. From the first quarter of 1993 through the middle of 1996, the Company relied almost substantially on the telemarketing efforts of VisionQuest Marketing Services, Inc., ("VisionQuest") a related entity in which the Company owned an equity interest, to solicit and acquire new long distance customers. Effective January 1, 1999, however, the Company terminated its relationships with VisionQuest, and began performing its telemarketing operations internally. In December 1999, the Company opened a new telemarketing facility in Tahlequah, Oklahoma. This facility now provides both outbound telemarketing and inbound customer service. The Company also utilized radio advertising, sponsorship of radio programs, concerts, and other sources in its marketing efforts.

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

    Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron Communications Corporation ("Hebron"), which includes telecommunications switches in Oklahoma City and Chicago. The Company purchased the switches in April 2000 under terms of an asset purchase agreement with Hebron. This allows the Company to originate and terminate certain long distance calls. WorldCom, Inc. ("WorldCom") carries the majority of the Company's long distance traffic. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls. In addition to residential long distance service, the Company also offers its customers other telecommunication services such as paging, Internet access services, calling cards, prepaid phone cards and toll-free service.

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

    PICC Fees.

    In 1996, the Federal Communications Commission ("FCC") adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund. The FCC has allowed carriers to offset these charges by passing them through to their customers. In addition, the FCC adopted a Primary Interexchange Carrier Charge ("PICC") to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers. In May 2000, the FCC adopted an order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. The Company is in the process of analyzing the impact of these changes, which are not expected to be material.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

    The following table sets forth for the six-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------       ---------------------------
                                                               1999             2000             1999             2000
                                                            ----------       ----------       ----------       ----------

Net sales .............................................          100.0%           100.0%           100.0%           100.0%
                                                            ----------       ----------       ----------       ----------

Operating expenses:
     Cost of telecommunication services ...............           41.6%            46.2%            46.6%            45.8%
     Selling, general and administrative expenses .....           36.3%            47.5%            38.2%            46.0%
     Depreciation and amortization expense ............            1.6%             3.8%             2.4%             3.9%
                                                            ----------       ----------       ----------       ----------
          Total operating expenses ....................           79.5%            97.5%            87.2%            95.7%
                                                            ----------       ----------       ----------       ----------

Income from operations ................................           20.5%             2.5%            12.8%             4.3%

Interest expense ......................................           (4.9)%           (5.2)%           (4.9)%           (5.1)%

Other income ..........................................            0.0%             0.2%             0.4%             0.2%
                                                            ----------       ----------       ----------       ----------

Income (loss) before income tax .......................           15.6%            (2.5)%            8.3%            (0.6)%

Income tax (benefit) expense ..........................            7.3%            (1.2)%            3.9%            (0.3)%
                                                            ----------       ----------       ----------       ----------

Net income (loss) .....................................            8.3%            (1.3)%            4.4%            (0.3)%

    Net Sales: Net sales decreased 9.2% to $25.6 million for the current quarter from $28.1 million for the year earlier quarter. Net sales decreased 9.2% to $51.9 million for the six months ended June 30, 2000 from $57.2 million for the six months ended June 30, 1999. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 136 million minutes for the current quarter compared to 157 million minutes for the year earlier quarter, a decrease of 13.4% and approximately 274 million minutes for the six months ended June 30, 2000 compared to 317 million minutes for the six months ended June 30, 1999, a decrease of 13.6%.

    The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. Approximately 72.8% and 72.4% of net sales were billed through the LECs or other billing and collection services for the three and six months ended June 30, 2000, compared to 76.8% and 76.2% for the three and six months ended June 30, 1999. Customers receiving their bills directly from the Company were approximately 28.0% for the three and six months ended June 30, 2000 compared to 22.0% for the same periods in 1999.

    Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three and six months ended June 30, 2000, the Company's overall cost per minute decreased as compared to the three and six months ended June 30, 1999. This decrease resulted from rate reductions received by the Company from its switchless carrier and due to the fact that the Company gained operating efficiencies as it began operating the switches during February 1999, which were previously operated by Hebron. During the three and six months ended June 30, 2000 and 1999, the amounts and relative percentage of net sales to each of its providers was as follows:

                               THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                   --------------------------------------------------      --------------------------------------------------
                            1999                        2000                        1999                       2000
                   ----------------------      ----------------------      ----------------------      ----------------------
                    Amount        % of          Amount        % of          Amount        % of          Amount        % of
                   (000's)      Net Sales      (000's)      Net Sales      (000's)      Net Sales      (000's)      Net Sales
                   --------     ---------      --------     ---------      --------     ---------      --------     ---------
World Com          $  6,762          24.0%     $  5,973          23.4%     $ 16,224          28.3%     $ 12,152          23.4%
Hebron                   --            --%           --            --%        1,469           2.6%           --            --%
Switched              2,935          10.4%        2,776          10.9%        5,183           9.1%        5,638          10.9%
PICC/USF Fee          2,021           7.2%        3,052          11.9%        3,791           6.6%        5,963          11.5%
                   --------      --------      --------      --------      --------      --------      --------      --------
     Total         $ 11,718          41.6%     $ 11,801          46.2%     $ 26,667          46.6%     $ 23,753          45.8%

    WorldCom: The Company's overall percentage usage of WorldCom decreased as a result of the Company beginning to operate, effective February 1, 1999 the switches previously operated by Hebron. The Company purchased the switches on April 1, 2000 under terms of an asset purchase agreement with Hebron. For the three and six months ended June 30, 2000, total minutes of usage from WorldCom were approximately 99 million minutes and 200 million minutes compared to approximately 123 million minutes and 247 million minutes for the same periods in 1999, a decrease of 19.5% and 19.0% resulting from the switch purchase.

    Hebron: The decrease in cost of sales to Hebron is attributable to the decreased minutes of usage to approximately 12 million minutes for the six months ended June 30, 1999 resulting from the Company assuming operation of the switches as of February 1, 1999.

    Switched Operations: Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The total minutes of usage for switched operations for the three and six months ended June 30, 2000 were 37 million minutes and 74 million minutes and for the three and six months ended June 30, 1999 were 34 million minutes and 58 million minutes.

    PICC/USF Fees: These expenses increased for the three and six months ended June 30, 2000 compared to the same periods in 1999 because the rates were increased during July 1999.

    Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                     THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                         --------------------------------------------------      --------------------------------------------------
                                  1999                        2000                        1999                       2000
                         ----------------------      ----------------------      ----------------------      ----------------------
                          Amount        % of          Amount        % of          Amount        % of          Amount        % of
                         (000's)      Net Sales      (000's)      Net Sales      (000's)      Net Sales      (000's)      Net Sales
                         --------     ---------      --------     ---------      --------     ---------      --------     ---------
Billing fees/charges     $  1,754          6.2%      $  2,312          9.0%      $  4,358          7.6%      $  4,576          8.8%
Advertising                   871          3.1%         1,102          4.3%         1,826          3.2%         1,839          3.5%
Other general/admin         5,070         18.0%         6,395         25.0%        10,481         18.3%        12,920         24.9%
Telemarketing                 327          1.2%           322          1.3%           698          1.3%           619          1.2%
Royalties to NPO's          2,195          7.8%         2,016          7.9%         4,457          7.8%         3,938          7.6%
                         --------     --------       --------     --------       --------     --------       --------     --------
     Total               $ 10,217         36.3%      $ 12,147         47.5%      $ 21,820         38.2%      $ 23,892         46.0%

    Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LEC's and other third party billing companies. During the six months ended June 30, 2000, the Company paid approximately $300,000 for initial set up charges on a new billing and collection agreement with a RBOC.

    Advertising Expense: Advertising expenses increased 26.5% to $1.1 million for the current quarter compared to $871,000 for the year earlier quarter and remained constant at $1.8 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1999. The Company utilizes direct mail, radio and other forms of advertising to acquire new customers.

    Other General and Administrative Expense: Other general and administrative expenses increased by approximately 26.1% for the current quarter as compared to the year earlier quarter and increased 15.6% for the six months ended June 30, 2000 as compared to the same period in 1999 due to additional wages related to an increase in personnel with some offset in reductions in commissions.

    Telemarketing Expense: During the three months ended June 30, 2000, telemarketing expense decreased from $327,000 to $322,000 and for the six months ended June 30, 2000, telemarketing expense decreased from $698,000 to $619,000 due to the Company conducting call center operations internally in a new facility which began at the end of 1999. The new call center allows the Company to better manage the costs of telemarketing and to control the productivity of the telemarketing personnel.

    Royalties to Non-Profit Organizations: During the current quarter royalties to non-profit organizations decreased by approximately 8.2% to $2.0 million compared to $2.2 million for the year earlier quarter and for the six months ended June 30, 2000, royalties to non-profit organizations decreased by approximately 11.6% to $3.9 million compared to $4.5 million for the same period in 1999. The majority of the decrease is due to lower net sales during the periods in 2000 as compared to 1999. As of June 30, 2000, the Company was affiliated with approximately 36,000 organizations for its royalty program, compared to approximately the same number of organizations as of June 30, 1999. For the three and six months ended June 30, 2000 and 1999, approximately 44.2% and 41.1%, and 46.8% and 42.9%, respectively, of total royalties were paid to the top ten organizations.

    Depreciation and Amortization: Depreciation and amortization expense increased 54.2% to $978,000 for the current quarter compared to $448,000 for the year earlier quarter and increased 46.4% to $2.0 million for the six months ended June 30, 2000 compared to $1.4 million for the same period in 1999. This increase is attributable to an increase in the value of the Company's property and equipment primarily due to recording the purchase of switch and Internet equipment associated with the Hebron transaction and the additions for the new call center.

    Interest Expense and Other Finance Charges: Interest expense decreased 4.0% to $1.3 million for the current quarter as compared to $1.4 million for the year earlier quarter and decreased 5.3% to $2.6 million for the six months ended June 30, 2000 compared to $2.8 million for the same period in 1999. This decrease is attributable to an increase in borrowings related to the Company's credit facility and repayment of a significant amount of high interest loans in 1999.

    Other Income (Expense): During the current quarter, interest income and rental income increased to $54,000 as compared to $12,000 for the year earlier quarter. For the six months ended June 30, 2000, interest income and rental income decreased to $92,000 compared to $223,000 for the same period in 1999. However, the recoveries of certain non-recurring items totaling $210,000 were recorded as income in 1999, which related to a recovery of an accounts receivable loss in 1998 and an impairment loss previously written off, also in 1998.

    Income Tax Expense (Benefit): For the three and six months ended June 30, 2000 the Company recorded a deferred income tax benefit of approximately $321,000 and $148,000 and a deferred income tax expense of $2.1 million and $2.2 million for the three and six months ended June 30, 1999. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

    Net Income: During the three and six months ended June 30, 2000, the Company reported net losses of $323,000 and $149,000 compared to net income of $2.3 million and $2.5 million for the three and six months ended June 30, 1999.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash used in operations was $3,153,000 for the six months ended June 30, 1999 compared to net cash provided by operations of $1,527,000 for the same period in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

    In connection with closing the first phase of the Credit Facility the Company also obtained $2.5 million in subordinated debt financing from Patrick Enterprises ("Patrick Note"), an investor. These funds were initially restricted to maintain reserves as specified in the Credit Facility with Coast. During the six months ended June 30, 2000, the Company paid off $500,000 of the Patrick Note, extended the maturity date for one year and reduced the interest rate by approximately three percent.

    Of the $35.0 million in availability, currently limited to approximately $30.0 million due to financial results and loan formula restrictions, approximately $23.9 million was outstanding as of June 30, 2000 under the Credit Facility. The remaining balance of $6.1 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. In addition, the $2.0 million subordinated Patrick Note as amended during the first quarter of 2000 is also available for working capital, capital improvements and debt reduction.

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

Operating Activities

    Significant uses of cash in operating activities for the six months ended June 30, 2000 include decreases in accounts payable of $942,000. Accounts receivable increased by $1.0 million and prepaid expenses increased by $551,000. The Company recorded a net loss of $149,000; a deferred income tax benefit of $148,000; $2.0 million in certain non-cash expenses, principally depreciation and amortization and $204,000 from recording amortization of unearned compensation on stock options and awards.

    Significant uses of cash in operating activities for the six months ended June 30, 1999 include decreases in accounts payable of $8.4 million. Accounts receivable increased by $1.3 million and prepaid expenses decreased by $197,000. The Company also generated cash from operations by recording net income of $2.5 million; $2.2 million from recording a deferred income tax expense; $1.4 million in certain non-cash expenses, principally depreciation and amortization and $237,000 from recording the issuance of stock warrants and the amortization of unearned compensation related to stock options and awards.

Investing Activities

    The Company's investing activities for the six months ended June 30, 2000 consisted primarily of property and equipment purchases of $2.3 million.

    The Company's investing activities for the six months ended June 30, 1999 consisted primarily of property and equipment purchases of $511,000 offset by proceeds of $522,000 from the sale of an asset held for disposal.

Financing Activities

    During the six months ended June 30, 2000, financing activities provided $3.2 million in cash. The most significant source of cash was an increase of $3.1 million in borrowings under the Company's Credit Facility. Other financing activities included repayments to related parties totaling $635,000 and other repayments totaling $1.5 million, for net use of cash totaling $1.1 million.

    During the six months ended June 30, 1999, financing activities provided $8.7 million in cash. The most significant source of cash was an increase of $5.9 million in borrowings under the Company's Credit Facility. Other financing activities included borrowings from related parties totaling $262,000 and repayments to related parties totaling $489,000, for net use of cash totaling $227,000, and other borrowings totaling $2.5 million and other repayments totaling $4.2 million, for net use of cash totaling $1.7 million.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

                  The Company had no legal proceedings as of June 30, 2000.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable.

ITEM 3.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No shareholder meeting had been held as of June 30, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Exhibit
         Number            Description
         -------           -----------

         27.1              Financial Data Schedule.*

(b) REPORTS ON FORM 8-K

         Not applicable

----------
* Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMERIVISION COMMUNICATIONS, INC.



DATE: April 16, 2001                    /s/ Stephen D. Halliday
                                        ----------------------------------------
                                        Stephen D. Halliday, President and Chief
                                        Executive Officer



                                        /s/ David E. Grose
                                        ----------------------------------------
                                        David E. Grose, Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBITS


         Exhibit
         Number            Description
         -------           -----------

         27.1*             Financial Data Schedule.

         *        Filed herewith