Form 10-Q
period 2000-09-30
AMERIVISION COMMUNICATIONS INC
filed 2001-04-17
CIK 879385

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2000.

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
                                                                 YES     NO  X
                                                                    ----   ----

Outstanding shares of the registrant's common stock, par value $0.01 per share, at March 30, 2001: 842,727

                       AMERIVISION COMMUNICATIONS, INC.

                                     INDEX


                                                                                                           PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999............................1

             Statements of Operations (unaudited) - Three months and nine months ended
             September 30, 2000 and 1999......................................................................2

             Statements of Equity (Deficit) for the year ended December 31, 1999 and nine months ended
             September 30, 2000 (unaudited)...................................................................3

             Statements of Cash Flows (unaudited) - Nine months ended September 30, 2000 and 1999.............4

             Notes to Financial Statements (unaudited)........................................................5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations............7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings...............................................................................14

Item 2.      Changes in Securities and Use of Proceeds.......................................................14

Item 3.      Submission of Matters to a Vote of Security Holders.............................................14

Item 6.      Exhibits and reports on Form 8-K................................................................14

Signatures...................................................................................................15

Index to Exhibits............................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         AMERIVISION COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)
                (Information at September 30, 2000 is unaudited)


                                     ASSETS
                                                                                    DECEMBER 31,       SEPTEMBER 30,
CURRENT ASSETS:                                                                         1999               2000
                                                                                    ------------       -------------

     Cash .....................................................................     $        991       $        564
     Accounts receivable ......................................................           16,743             14,298
     Prepaid expenses and other current assets ................................              428                775
                                                                                    ------------       ------------
               Total current assets ...........................................           18,162             15,637

Property and equipment, net ...................................................            5,420              4,263
Deposits ......................................................................              355              1,920
Net deferred income tax benefits ..............................................            3,600              3,223
Covenants not to compete, net .................................................            3,200              2,217
Other assets ..................................................................              357                587
                                                                                    ------------       ------------
               Total assets ...................................................     $     31,094       $     27,847
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit .................................................     $     20,880       $     21,333
     Accounts payable and accrued expenses ....................................           14,034             12,349
     Loans and notes payable to related parties, current portion ..............            2,657              2,331
     Short-term notes payable to individuals ..................................              553                399
     Current portion of other notes payable and capital lease obligations .....            2,300              3,465
                                                                                    ------------       ------------
               Total current liabilities ......................................           40,424             39,877
                                                                                    ------------       ------------

Long-term debt to related parties, net of current portion .....................            5,425              4,922
                                                                                    ------------       ------------
Accrued distributions to related party ........................................            3,201              3,201
                                                                                    ------------       ------------
Long-term debt, net of current portion ........................................            3,694                950
                                                                                    ------------       ------------
Redeemable common stock, carried at redemption value ..........................            1,639              1,597
                                                                                    ------------       ------------
Common stock subject to rescission ............................................              469                331
                                                                                    ------------       ------------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
     Common stock, $0.10 par value, 1,000,000 shares authorized;
           823,390 shares issued and outstanding at December 31, 1999 and
           at September 30, 2000, net of 15,517 redeemable shares .............               82                 82
     Additional paid-in capital ...............................................           10,228             10,304
     Unearned compensation ....................................................             (317)              (144)
     Retained earnings (accumulated deficit) ..................................          (33,751)           (33,273)
                                                                                    ------------       ------------
           Total stockholders' deficiency .....................................          (23,758)           (23,031)
                                                                                    ------------       ------------
           Total liabilities and stockholders' deficiency .....................     $     31,094       $     27,847
                                                                                    ============       ============


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30
                                                                   ----------------------------    ----------------------------
                                                                       1999           2000             1999            2000
                                                                   ------------    ------------    ------------    ------------
REVENUES:
   Net sales ...................................................   $     29,371    $     24,223    $     86,551    $     76,136
                                                                   ------------    ------------    ------------    ------------
OPERATING EXPENSES:
   Cost of telecommunication services ..........................         14,304           9,912          39,502          33,665
   Cost of telecommunication services from related parties .....             --              --           1,469              --
   Selling, general and administrative expenses ................         12,013          11,146          33,833          35,035
   Depreciation and amortization ...............................            832             872           2,217           2,901
                                                                   ------------    ------------    ------------    ------------
Total operating expenses .......................................         27,149          21,930          77,021          71,601
                                                                   ------------    ------------    ------------    ------------
Income from operations .........................................          2,222           2,293           9,530           4,535
                                                                   ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest expense ............................................         (1,087)         (1,122)         (3,515)         (3,315)
   Interest expense to related parties .........................           (174)           (162)           (524)           (597)
   Other income (expense) ......................................             25              (2)            249              90
                                                                   ------------    ------------    ------------    ------------
Total other income (expense) ...................................         (1,236)         (1,286)         (3,790)         (3,822)
                                                                   ------------    ------------    ------------    ------------
Income before income tax expense ...............................            986           1,007           5,740             713
Income tax expense .............................................            462             480           2,684             332
                                                                   ------------    ------------    ------------    ------------
Income before cumulative effect of accounting change ...........            524             527           3,056             381
Cumulative effect of accounting change, net of tax effect ......             --              55              --              55
                                                                   ------------    ------------    ------------    ------------
Net income .....................................................   $        524    $        582    $      3,056    $        436
                                                                   ============    ============    ============    ============
EARNINGS PER SHARE:
    Basic:
       Before cumulative effect of accounting change ...........   $        .67    $        .64    $       3.76    $        .51
       Cumulative effect of accounting change ..................             --             .07              --             .07
                                                                   ------------    ------------    ------------    ------------
       Net income ..............................................   $        .67    $        .71    $       3.76    $        .58
                                                                   ============    ============    ============    ============
    Diluted:
       Before cumulative effect of accounting change ...........   $        .55    $        .53    $       3.23    $        .40
       Cumulative effect of accounting change ..................             --             .07              --             .06
                                                                   ------------    ------------    ------------    ------------
       Net income ..............................................   $        .55    $        .60    $       3.23    $        .46
                                                                   ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
                                                                   ============    ============    ============    ============
   Basic .......................................................        823,390         823,390         823,390         823,390
                                                                   ============    ============    ============    ============
   Diluted .....................................................        951,271         975,771         946,270         959,356
                                                                   ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)



                                                           STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONAL                      RETAINED
                                                         COMMON          PAID-IN       UNEARNED         EARNING
                                                          STOCK          CAPITAL      COMPENSATION     (DEFICIT)          TOTAL
                                                       ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1998 .......................   $         82   $      8,816    $       (465)   $    (36,077)   $    (27,644)
   Change in redemption value of redeemable
        common stock ...............................             --             --              --             102             102
   Expiration of potential rescission claims on
        nonredeemable common stock .................             --          1,216              --              --           1,216
   Shares reserved for detachable stock warrants
        Issued with convertible notes ..............             --            158              --              --             158
   Vesting of restricted stock awards and stock
        options ....................................             --             38             148              --             186
   Net income ......................................             --             --              --           2,224           2,224
                                                       ------------   ------------    ------------    ------------    ------------

Balance at December 31, 1999 .......................             82         10,228            (317)        (33,751)        (23,758)
   Change in redemption value of redeemable
        common stock (unaudited) ...................             --             --              --              42              42
   Expiration of potential rescission claims on
        nonredeemable common stock (unaudited) .....             --            138              --              --             138
   Vesting of restricted stock awards and stock
        options (unaudited) ........................             --            (62)            173              --             111
   Net income (unaudited) ..........................             --             --              --             436             436
                                                       ------------   ------------    ------------    ------------    ------------

Balance at September 30, 2000 (unaudited) ..........   $         82   $     10,304    $       (144)   $    (33,273)   $    (23,031)

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                             NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1999             2000
                                                                                        ------------     ------------
   Net income ......................................................................    $      3,056     $        436
   Adjustments to reconcile net earnings to net cash provided by (used in)
   operating activities: ...........................................................           1,402            1,918
      Depreciation of property and equipment
      Amortization of covenants not to compete .....................................             784              983
      Gain (loss) on sale of long-lived assets .....................................             (22)              29
      Amortization of unearned compensation related to stock option and awards .....             137              166
      Issuance of detachable stock warrants ........................................             158               --
      Deferred income tax expense ..................................................           2,684              377
      Cumulative effect of accounting change .......................................              --              (55)
   Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable ...............................................          (2,079)           2,445
                 Receivables from related parties ..................................             152               --
                 Prepaid expenses and other assets .................................             445             (292)
            (Increase) decrease in operating liabilities:
                 Accounts payable and accrued expenses .............................          (7,233)          (1,693)
                 Accounts payable to related parties ...............................          (1,597)              --
                 Interest payable ..................................................            (145)               8
                                                                                        ------------     ------------
               Net cash provided by (used in) operating activities .................          (2,258)           4,322
                                                                                        ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..............................................          (1,405)          (2,375)
   Investment in television pilot ..................................................              --             (285)
   Proceeds from sale of long-lived assets .........................................             522               20
                                                                                        ------------     ------------
               Net cash (used in) investing activities .............................            (883)          (2,640)
                                                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of loans from related parties ..........................................             262               --
   Repayments of loans and other obligations to related parties ....................            (611)            (829)
   Net increase in borrowings under line of credit arrangements ....................           6,908              453
   Proceeds from notes payable .....................................................           2,553               44
   Repayment of notes payable and capital lease obligations ........................          (2,662)          (1,756)
   Repayment of short-term notes payable to individuals ............................          (1,904)             (21)
   Loan closing fees paid ..........................................................            (343)              --
   Accrued distributions paid to related party .....................................             (24)              --
   Redemptions of common stock .....................................................             (15)              --
                                                                                        ------------     ------------
               Net cash provided (used in) financing activities ....................           4,164           (2,109)
                                                                                        ------------     ------------
Net change in cash and cash equivalents ............................................           1,023             (427)
Cash and cash equivalents at beginning of period ...................................             635              991
                                                                                        ------------     ------------

Cash and cash equivalents at end of period .........................................    $      1,658     $        564
                                                                                        ============     ============
Cash paid during the period for interest ...........................................    $      3,753     $      3,849
                                                                                        ============     ============
Cash paid during the period for income taxes .......................................    $         --     $         --
                                                                                        ============     ============


   The accompanying notes are an integral part of these financial statements.

Supplemental non-cash activity:


                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                     1999             2000
                                                                                                  ----------       ----------
Exchange of short-term loans for long-term loans                                                  $       --       $      177
Assets acquired by incurring capital lease obligations and notes payable to related parties       $    2,926       $       --
Assets acquired by incurring other capital lease obligations                                      $      351       $       --
Exchange of common stock and note receivable for lease of telemarketing center                    $      578       $       --
Termination settlement obligation to former officer and other former employees                    $    1,652       $       --
Conversion of trade payables to note payables                                                     $    1,635       $       --

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations for the nine and three months ended September 30, 1999 and 2000, and cash flows for the nine months ended September 30, 1999 and 2000. The financial statements also include adjustments related to a cumulative effect of an accounting change, as described in Note B, and certain adjustments to prior periods, as described in Note D.

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

Certain amounts in the condensed balance sheets as of December 31, 1999, have been reclassified to conform to the classifications used as of September 30, 2000.

NOTE B--STOCK-BASED COMPENSATION

The Company's Board of Directors has adopted non-qualified, compensatory stock option plans for certain employee directors and non-employee directors of the Company. The Company has also granted restricted stock bonuses to the same officers and directors. The options and stock bonuses were granted as of October 1, 1998 or January 1, 1999. For stock-based compensation awards granted to employee directors, the Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock-based compensation awards granted to non-employee directors, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, through June 30, 2000. Effective July 1, 2000, the Company adopted the provisions of APB Opinion No. 25 for its non-employee directors, as permitted by FASB Interpretation No. 44, An Interpretation of APB Opinion No. 25. The Company has reported the effect of this accounting change as a cumulative effect of change in accounting principle, net of tax, in its statement of operations for the nine months ended September 30, 2000.

In December 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan (the "Plan"), which authorized 40,000 shares of the Company's common stock to be reserved for issuance to employees, directors, consultants and other individuals. The Plan enables to Company to reward participants with
(i) incentive stock options and/or non-qualified stock options to purchase shares of Company common stock, (ii) stock appreciation rights with respect to shares of Company common stock, (iii) shares of Company common stock, (iv) performance share awards which are designated as a specified number of shares of Company common stock and earned based on performance, and (v) performance unit awards which are designed as having a certain value per unit and earned based on performance. Effective July 1, 2000, the Company granted options totaling 24,500 shares to certain Company employees. The options were granted at a price equal to the fair value of the Company's common stock at July 1, 2000, as determined by an independent appraisal; accordingly, no compensation cost will be recognized under the option agreements.

Following is a recap of the outstanding stock options as of September 30, 2000:

Exercise Price                                       $25.20 to $28.86 per share
Number outstanding at September 30, 2000             115,487 shares
Weighted average remaining contractual life          5 to 10 years
Number exercisable at September 30, 2000             45,494 shares

NOTE C--EARNINGS PER SHARE (per share amounts not in thousands)

The computation of basic and diluted earnings per share for the nine and three months ended September 30, 1999 and 2000, is as follows:



                                                     September 30                       September 30
                                              -----------------------------     -----------------------------
                                                  1999             2000             1999             2000
                                              ------------     ------------     ------------     ------------
Basic Earnings (Loss) Per Share
    Net income (loss)                         $      3,056     $        436     $        524     $        582
    Change in redemption value of
        redeemable common stock                         43               42               30               --
                                              ------------     ------------     ------------     ------------
    Net income (loss) available to
        nonredeemable common stockholders     $      3,099     $        478     $        554     $        582
                                              ============     ============     ============     ============

    Average shares of nonredeemable common
        stock outstanding                              823              823              823              823
                                              ============     ============     ============     ============

    Basic earnings (loss) per share           $       3.76     $       0.58     $       0.67     $       0.71
                                              ============     ============     ============     ============

Diluted Earnings (Loss) Per Share
    Net income (loss) available to
        nonredeemable common stockholders     $      3,099     $        478     $        554     $        582
    Change in redemption value of
        redeemable common stock                        (43)             (42)             (30)              --
                                              ------------     ------------     ------------     ------------
    Net income (loss) available to
        nonredeemable common stockholders
        and assumed conversions               $      3,056     $        436     $        524     $        582
                                              ============     ============     ============     ============

    Average shares of nonredeemable common
        stock outstanding                              823              823              823              823
    Stock options and warrants                         107              120              113              137
    Conversion of redeemable common stock               16               16               16               16
                                              ------------     ------------     ------------     ------------

    Average shares of common stock
        outstanding                                    946              959              952              976
                                              ============     ============     ============     ============

    Diluted earnings (loss) per share         $       3.23     $       0.46     $       0.55     $       0.60
                                              ============     ============     ============     ============

NOTE C--EARNINGS PER SHARE -- Continued (per share amounts not in thousands)

The conversion of convertible notes was not assumed in the computation of diluted earnings per share for the nine and three months ended September 30, 1999 and 2000, because to do so would have been antidilutive for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

    The historical financial data presented in the following table for and at the end of the nine-month periods ended September 30, 1999 and 2000 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be achieved for the full year.

    The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                             Nine Months Ended
                                               September 30,
                                          -----------------------
                                            1999           2000
                                          --------       --------
BALANCE SHEET DATA:
  Working capital (deficit) ........      $(21,211)      $(24,240)
  Total long-term debt .............      $ 10,466       $ 10,378
  Total stockholder's deficit ......      $(22,564)      $(23,031)

OTHER FINANCIAL DATA:
  EBITDA (1) .......................      $ 11,930       $  7,738

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

GENERAL

    The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to over $114.7 million in net sales in 1999. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at September 30, 2000. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in the subscriber base recently. The net sales for the nine months ended September 30, 1999 totaled $86.6 million compared to $76.1 million for the nine months ended September 30, 2000.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998 due to the net loss of $3.7 million. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net income generated during the nine months ended September 30, 2000 also contributed to the decrease in accumulated stockholders' deficiency to approximately $23.0 million at September 30, 2000. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $23.6 million, $22.3 million, and $24.2 million at December 31, 1998, 1999 and at September 30, 2000, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements in the Company's FORM 10/A and 10-K."

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

     Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron Communications Corporate ("Hebron"), which includes telecommunications switches in Oklahoma City and Chicago. The Company purchased the switches in April 2000 under terms of an asset purchase agreement with Hebron. This allows the Company to originate and terminate certain long distance calls. WorldCom, Inc. ("WorldCom") carries the majority of the Company's long distance traffic. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls. In addition to residential long distance service, the Company also offers its customers other telecommunication services such as paging, Internet access services, calling cards, prepaid phone cards and toll-free service.

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

    PICC Fees.

    In 1996, the Federal Communications Commission ("FCC") adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund. The FCC has allowed carriers to offset these charges by passing them through to their customers. In addition, the FCC adopted a Primary Interexchange Carrier Charge ("PICC") to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers. In May 2000, the FCC adopted an order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. The Company has analyzed the impact of these changes, which are not expected to be material.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

    The following table sets forth for the three and nine-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:


                                                          THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------        ---------------------------------
                                                              1999                2000               1999                  2000
                                                          ------------        ------------        ------------        ------------

Net sales ..........................................             100.0%              100.0%              100.0%              100.0%
                                                          ------------        ------------        ------------        ------------

Operating expenses:
     Cost of telecommunication services ............              48.7%               40.9%               47.3%               44.2%
     Selling, general and administrative expenses ..              40.9%               46.0%               39.1%               46.0%
     Depreciation and amortization expense .........               2.8%                3.6%                2.6%                3.8%
                                                          ------------        ------------        ------------        ------------
          Total operating expenses .................              92.4%               90.5%               89.0%               94.0%
                                                          ------------        ------------        ------------        ------------


Income from operations .............................               7.6%                9.5%               11.0%                6.0%

Interest expense ...................................              (4.3)%              (5.3)%              (4.7)%              (5.1)%

Other income .......................................               0.1%                0.0%                0.3%                0.1%
                                                          ------------        ------------        ------------        ------------

Income before income tax ...........................               3.4%                4.2%                6.6%                1.0%

Income tax expense .................................               1.6%                2.0%                3.1%                0.5%
                                                          ------------        ------------        ------------        ------------

Net income .........................................               1.8%                2.2%                3.5%                0.5%

    Net Sales: Net sales decreased 17.5% to $24.2 million for the current quarter from $29.4 million for the year earlier quarter. Net sales decreased 12.0% to $76.1 million for the nine months ended September 30, 2000 from $86.6 million for the nine months ended September 30, 1999. These decreases were the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 141 million minutes for the current quarter compared to 150 million minutes for the year earlier quarter, a decrease of 6.0% and approximately 415 million minutes for the nine months ended September 30, 2000 compared to 467 million minutes for the nine months ended September 30, 1999, a decrease of 11.1%.

    The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. Approximately 68.0% and 72.0% of net sales were billed through the LECs or other billing and collection services for the three and nine months ended September 30, 2000, compared to 76.0% for the three and nine months ended September 30, 1999. Customers receiving their bills directly from the Company were approximately 28.0% for the three and nine months ended September 30, 2000 compared to 24.0% for the same periods in 1999.

    Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three and nine months ended September 30, 2000, the Company's overall cost per minute decreased as compared to the three and nine months ended September 30, 1999. This decrease resulted from rate reductions received by the Company from its switchless carrier and due to the fact that the Company gained operating efficiencies as it began operating the switches during February 1999, which were previously operated by Hebron. During the three and nine months ended September 30, 2000 and 1999, the amounts and relative percentage of net sales to each of its providers was as follows:


                          THREE MONTHS ENDED SEPTEMBER 30,                           NINE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------                           -------------------------------

                          1999                       2000                          1999                          2000
                ------------------------     ------------------------     ------------------------     ------------------------
                   Amount       % of           Amount        % of           Amount        % of           Amount         % of
                  (000's)     Net Sales       (000's)      Net Sales        (000's)     Net Sales        (000's)      Net Sales
                ----------    ----------     ----------    ----------     ----------    ----------     ----------    ----------
World Com       $    7,691          26.2%    $    6,272          25.9%    $   23,960          27.7%    $   18,424          24.2%
Hebron                  --            --%            --            --%         1,469           1.7%            --            --%
Switched             3,546          12.1%         2,493          10.3%         8,729          10.1%         8,131          10.7%
PICC/USF Fee         3,067          10.4%         1,147           4.7%         6,813           7.8%         7,110           9.3%
                ----------    ----------     ----------    ----------     ----------    ----------     ----------    ----------
     Total      $   14,304          48.7%    $    9,912          40.9%    $   40,971          47.3%    $   33,665          44.2%


    WorldCom: The Company's overall percentage usage of WorldCom decreased as a result of the Company beginning to operate, effective February 1, 1999 the switches previously operated by Hebron. The Company purchased the switches on April 1, 2000 under terms of an asset purchase agreement with Hebron. For the three and nine months ended September 30, 2000, total minutes of usage from WorldCom were approximately 102 million minutes and 302 million minutes compared to approximately 116 million minutes and 363 million minutes for the same periods in 1999, a decrease of 12.1% and 16.8% resulting from the switch purchase.

    Hebron: The decrease in cost of sales to Hebron is attributable to the decreased minutes of usage to approximately 12 million minutes for the nine months ended September 30, 1999 resulting from the Company assuming operation of the switches as of February 1, 1999.

    Switched Operations: Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The total minutes of usage for switched operations for the three and nine months ended September 30, 2000 were 39 million minutes and 113 million minutes and for the three and nine months ended September 30, 1999 were 34 million minutes and 92 million minutes.

    PICC/USF Fees: These expenses decreased for the current quarter compared to the year earlier quarter due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges; however, PICC charges increased for the nine months ended September 30, 2000 compared to the same period in 1999 because the rates were increased during July 1999.

    Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:


                                  THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                                  --------------------------------                        -------------------------------
                                  1999                        2000                         1999                      2000
                        ------------------------     ------------------------     ----------------------   ------------------------
                           Amount        % of          Amount       % of            Amount     % of          Amount        % of
                          (000's)      Net Sales       (000's)     Net Sales        (000's)   Net Sales     (000's)      Net Sales
                        ----------    ----------     ----------    ----------     ----------  ----------   ----------    ----------
Billing fees/charges    $    2,152           7.3%    $    2,133           8.8%    $    6,510         7.6%  $    6,709           8.8%
Advertising                    807           2.7%           699           2.9%         2,633         3.0%       2,538           3.3%
Other general/admin          6,068          20.7%         5,582          23.0%        16,548        19.1%      18,916          24.8%
Telemarketing                  694           2.4%           655           2.7%         1,392         1.6%         857           1.2%
Royalties to NPO's           2,292           7.8%         2,077           8.6%         6,750         7.8%       6,015           7.9%
                        ----------    ----------     ----------    ----------     ----------  ----------   ----------    ----------
     Total              $   12,013          40.9%    $   11,146          46.0%    $   33,833        39.1%  $   35,035          46.0%


    Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LEC's and other third party billing companies. During the nine months ended September 30, 2000, the Company paid approximately $300,000 for initial set up charges on a new billing and collection agreement with a RBOC.

    Advertising Expense: Advertising expenses decreased 13.3% to $699,000 for the current quarter compared to $807,000 for the year earlier quarter and decreased 3.6% to $2.5 million for the nine months ended September 30, 2000 compared to $2.6 million for the nine months ended September 30, 1999 due to the Company curtailing certain advertising expenses. The Company utilizes direct mail, radio and other forms of advertising to acquire new customers.

    Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 8.0% for the current quarter as compared to the year earlier quarter due to reductions in commissions to salespersons and decreases for internet costs and increased by approximately 6.8% for the nine months ended September 30, 2000 as compared to the same period in 1999 due to additional wages related to an increase in personnel, with some offset in reductions in commissions.

    Telemarketing Expense: The Company incurred telemarketing costs of $857,000 in 2000 compared to $1.4 million in 1999, as it began conducting telemarketing operations in a new facility at the end of 1999 in conjunction with the opening of a new call center located in Tahlequah, Oklahoma. The new call center allows the Company to better manage the costs of telemarketing and to control the productivity of the telemarketing personnel.

    Royalties to Non-Profit Organizations: During the current quarter royalties to non-profit organizations decreased by approximately 9.4% to $2.1 million compared to $2.3 million for the year earlier quarter and for the nine months ended September 30, 2000, royalties to non-profit organizations decreased by approximately 10.9% to $6.0 million compared to $6.8 million for the same period in 1999. The majority of the decrease is due to lower net sales during the periods in 2000 as compared to 1999. As of September 30, 2000, the Company was affiliated with approximately 36,000 organizations for its royalty program, compared to approximately the same number of organizations as of September 30, 1999. For the three and nine months ended September 30, 2000 and 1999, approximately 40.4% and 40.9%, and 46.8% and 44.2%, respectively, of total royalties were paid to the top ten organizations.

    Depreciation and Amortization: Depreciation and amortization expense increased 4.9% to $872,000 for the current quarter compared to $832,000 for the year earlier quarter and increased 30.8% to $2.9 million for the nine months ended September 30, 2000 compared to $2.2 million for the same period in 1999. This increase is attributable to an increase in the value of the Company's property and equipment primarily due to recording the purchase of switch and Internet equipment associated with the Hebron transaction and the additions for the new call center.

    Interest Expense and Other Finance Charges: Interest expense remained fairly constant at $1.2 million for the current quarter as compared to the year earlier quarter; however, decreased 3.1% to $3.9 million for the nine months ended September 30, 2000 compared to $4.0 million for the same period in 1999. This decrease is attributable to an increase in borrowings related to the Company's credit facility and repayment of a significant amount of high interest loans in 1999.

    Other Income (Expense): During the current quarter, interest income and rental income reflected a loss of $2,000 compared to income of $25,000 for the year earlier quarter. For the nine months ended September 30, 2000, interest income and rental income decreased to $90,000 compared to $249,000 for the same period in 1999. However, the recoveries of certain non-recurring items totaling $210,000 were recorded as income in 1999, which related to a recovery of an accounts receivable loss in 1998 and an impairment loss previously written off, also in 1998.

    Income Tax Expense (Benefit): For the three and nine months ended September 30, 2000 the Company recorded a deferred income tax expense of approximately $480,000 and $332,000 and for the three and nine months ended September 30, 1999 the Company recorded a deferred income tax expense of approximately $462,000 and $2.7 million. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

    Cumulative Effect of Change in Accounting Principle: Effective July 1, 2000, the Company changed its method of accounting for stock options granted to non-employee directors, as permitted by generally accepted accounting principles. The cumulative effect of this accounting change, net of taxes, was $55,000 for the three and nine-month periods ended September 30, 2000.

    Net Income: During the three and nine months ended September 30, 2000 and 1999, the Company reported net income of $584,000 and $524,000, and $436,000 and $3.1 million, respectively.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash used in operations was $2,258.000 for the nine months ended September 30, 1999 compared to net cash provided by operations of $4,322,000 for the same period in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

    In connection with closing the first phase of the Credit Facility the Company also obtained $2.5 million in subordinated debt financing from Patrick Enterprises ("Patrick Note"), an investor. These funds were initially restricted to maintain reserves as specified in the Credit Facility with Coast. During the nine months ended September 30, 2000, the Company paid off $500,000 of the Patrick Note, extended the maturity date for one year and reduced the interest rate by approximately three percent.

    Of the $35.0 million in availability, currently limited to approximately $30.0 million due to financial results and loan formula restrictions, approximately $21.3 million was outstanding as of September 30, 2000 under the Credit Facility. The remaining balance of $8.7 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. In addition, the $2.0 million subordinated Patrick Note as amended during the first quarter of 2000 is also available for working capital, capital improvements and debt reduction.

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

Operating Activities

     Significant uses of cash in operating activities for the nine months ended September 30, 2000 include decreases in accounts payable of $1.7 million. Accounts receivable decreased by $2.4 million and prepaid expenses increased by $292,000. The Company also generated cash from operations by recording net income of $436,000; $377,000 from recording a deferred income tax expense; $2.9 million in certain non-cash expenses, principally depreciation and amortization and $166,000 from recording stock compensation expense.

     Significant uses of cash in operating activities for the nine months ended September 30, 1999 include decreases in accounts payable of $8.8 million. Accounts receivable increased by $1.9 million and prepaid expenses decreased by $445,000. The Company also generated cash from operations by recording net income of $3.1 million; $2.7 million from recording a deferred income tax expense; $2.2 million in certain non-cash expenses, principally depreciation and amortization and $295,000 from recording the issuance of stock warrants and the amortization of unearned compensation related to stock options and awards.

Investing Activities

    The Company's investing activities for the nine months ended September 30, 2000 consisted primarily of property and equipment purchases of $2.4 million and an investment in a television pilot of $285,000.

    The Company's investing activities for the nine months ended September 30, 1999 consisted primarily of property and equipment purchases of $1.4 million offset by proceeds of $522,000 from the sale of an asset held for disposal.

Financing Activities

    During the nine months ended September 30, 2000, financing activities used $2.1 million in cash. The most significant source of cash was an increase of $453,000 in borrowings under the Company's Credit Facility. Other financing activities included repayments to related parties totaling $829,000 and other repayments totaling $1.8 million.

    During the nine months ended September 30, 1999, financing activities provided $4.2 million in cash. The most significant source of cash was an increase of $6.9 million in borrowings under the Company's Credit Facility. Other financing activities included borrowings from related parties totaling $262,000 and repayments to related parties totaling $611,000, for net use of cash totaling $349,000, and other borrowings totaling $2.6 million and repayments totaling $4.6 million, for net use of cash totaling $2.0 million.


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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  The Company had no outstanding legal proceedings as of September 30, 2000.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.


ITEM 3.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No shareholder meeting had been held as of September 30, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Exhibit
         Number            Description

         27.1     Financial Data Schedule. *


(b) REPORTS ON FORM 8-K

          Not applicable

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



                                             AMERIVISION COMMUNICATIONS, INC.



DATE: April 16, 2001                         /s/ Stephen D. Halliday
                                             ----------------------------------
                                             Stephen D. Halliday, President and
                                             Chief Executive Officer



                                             /s/ David E. Grose
                                             ----------------------------------
                                             David E. Grose, Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
         27.1*             Financial Data Schedule.

         *        Filed herewith