Form 10-K
period 2000-12-31
AMERIVISION COMMUNICATIONS INC
filed 2001-04-17
CIK 879385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                      2000

                                   FORM 10-K

(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-27683

                        AMERIVISION COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   OKLAHOMA                                        73-1378798
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification Number)

       5900 MOSTELLER DRIVE, SUITE 1800
            OKLAHOMA CITY, OKLAHOMA                                   73112
   (Address of principal executive offices)                        (Zip Code)

                                 (405) 600-3800
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REQUESTED
              -------------------                             ---------------------
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

                      Documents Incorporated by Reference
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item 1.   Business....................................................     1
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters to a Vote of Securities Holders.......    18
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    18
Item 6.   Selected Financial Data.....................................    20
Item 7.   Amerivision Communications, Inc. Management's Discussion and
            Analysis of Financial Condition and Results of
            Operations................................................    21
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    32
Item 8.   Financial Statements and Supplementary Data.................    32
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    32
Item 10.  Directors and Executive Officers of the Registrant..........    32
Item 11.  Executive Compensation......................................    34
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    40
Item 13.  Certain Relationships and Related Transactions..............    41
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    48

ITEM 1. BUSINESS

  General

     Amerivision Communications, Inc. (the "Company" or "Amerivision") is a provider of long distance telephone and other telecommunications services primarily to residential users. The Company acquires customers through affinity-based marketing. Under this type of marketing program, the Company obtains membership lists from non-profit organizations that support strong family values, such as American Family Association Concerned Women For America, Christian Broadcasting Network, Christian Coalition and T.D. Jakes Enterprises, and promotes its services under the LIFELINE(R) service mark to those organizations' members. The non-profit organizations receive a percentage (currently approximately 10%) of certain collected revenues generated from their members ("Giveback"). In some cases the organizations will directly contact their members to sell the Company's services. In return the organizations may receive a sign up fee for each new customer obtained by that organization, in addition to the percentage of revenues. The Company has experienced substantial success marketing to this family values affinity largely because its customers, in addition to receiving essential telecommunications services, are able to indirectly contribute to causes they strongly support. The Company makes payments to thousands of non-profit organizations and as of December 31, 2000 had over 400,000 subscribers for its telecommunication services in all 50 states.

     WorldCom, Inc. ("WorldCom") is the primary carrier of the Company's long distance traffic. Effective February 1, 1999 the Company began operating the switching assets and personnel of Hebron Communications Corporation ("Hebron"), which includes telecommunications switches in Oklahoma City and Chicago. The Company purchased the switches in April 2000 under terms of an asset purchase agreement with Hebron. This purchase allows the Company to originate and terminate a portion of its long distance calls. See Item 13 below for a discussion of Hebron and the terms of the transaction with Hebron. The Company's long distance rates are currently:

RATE PLAN                                     MONTHLY FEE   WEEKDAY/SAT. RATE   SUNDAY RATE
---------                                     -----------   -----------------   -----------
Freedom.....................................      None            $.149            $.149
Connections(1)..............................    $ 2.95(2)         $.089            $.089
Sunday Connections(1).......................    $ 4.95(2)         $.069            $.049
Frequent Connections(1).....................    $29.95(3)         $.069            $.049
Online Connections..........................    $ 4.95(3)         $.069            $.089

---------------

(1) Includes discounted intrastate, intra LATA, international, calling card and toll free rates.

(2) $1.00 additional per month charge if not paid by credit card.

(3) Minimum monthly billing.

     In addition to long distance and related telecommunication services (e.g., calling cards, prepaid cards and toll free service), the Company also offers its customers Internet access, paging and a credit card program under the LifeLine brand. These programs are discussed below.

     AmeriVision offers a nationwide dial-up internet access service ("ISP") with an optional filter (the "Lifeline ISP"). The Lifeline ISP includes affinity tools to create a community for Lifeline's target customers. AmeriVision is expanding its online capabilities, including on-line interactive Internet customer service, sales and e-billing.

     AmeriVision resells the paging services of Paging Networks, Inc., (now Arch Wireless) the largest provider of paging service in the United States. The Company offers alpha and numeric paging on the local, regional and national level.

     AmeriVision offers a credit card program through First National Bank of Omaha ("FNBO"). Headquartered in Omaha, Nebraska, FNBO has been in business for over 145 years, has over $8.59 billion in total assets, and is a large credit card issuer and processor of credit card back office services. The credit card program is a profit center for the Company as well as a way for the subscriber to pay for Lifeline services. In addition, FNBO has retained AmeriVision's call center on a fee basis to do outbound telemarketing for the Lifeline FNBO program.

     The Company was incorporated in 1991 as an Oklahoma corporation and maintains its principal executive offices at 5900 Mosteller Drive, Suite 1800, Oklahoma City, Oklahoma 73112. The Company's telephone number is (405) 600-3800.

  Major Developments

     Several important developments have occurred with respect to the Company and its business which include:

     Resolution of Securities and Exchange Commission's Investigation. In July 1996, at the request of the Company, the Securities and Exchange Commission (the "Commission") instituted an investigation into whether the Company and its then directors and principal officers had violated any federal securities laws. In July 1998 the Commission issued a cease-and-desist order to the Company, Hebron and Tracy C. Freeny, at that time President of the Company, and Carl Thompson, at that time Senior Vice President of the Company with respect to the subject matter of the investigations, which concluded the investigation. See Item 3 -- "Legal Proceedings -- Investigation by the Securities and Exchange Commission."

     Addition of New Directors. In October 1998, three members of the current board of directors of the Company were first elected, bringing a wide range of skills and experiences to the Company. The new directors are Stephen D. Halliday, a lawyer and accountant with over 20 years of professional experience; Jay A. Sekulow, a lawyer who is in charge of a nationally-known public interest law firm; and John B. Damoose, a former executive with a Fortune 500 corporation. See Item 10 -- Directors and Officers.

     Addition of New Officers and Key Employees. In October 1998, Stephen D. Halliday was elected President and Chief Executive Officer of the Company. Prior to that, Mr. Halliday had been performing various consulting services for the Company while serving as a partner at Wiley, Rein & Fielding, a leading telecommunications law firm. In December 1998, five members of PricewaterhouseCoopers LLP telecommunications consulting practice with, collectively, over 75 years of experience in the telecommunications industry joined the Company, including Kerry A. Smith, a Vice President of the Company. In April 1999, David E. Grose joined the Company as Vice President and Chief Financial Officer and brings with him over 10 years experience as chief financial officer of publicly-traded concerns. In August 2000, Philip G. Evans joined the Company as Vice President and General Counsel, bringing with him over 10 years of law firm and in-house legal experience. See Item 5 -- Directors and Officers.

     Termination of Relationship with VisionQuest Marketing Services,
Inc. Effective January 1, 1999, the Company and VisionQuest Marketing Services, Inc. ("VisionQuest") mutually terminated their business relationship. Until such time VisionQuest had performed substantially all of the Company's telemarketing service requirements, but the Company determined it needed to establish a core telemarketing business, which it has been able to operate on a more cost-effective basis than through its prior relationship with VisionQuest. See
Item 13 -- Certain Relationships and Related Transactions -- Transactions with VisionQuest.

     New Credit Facility with Coast Business Credit, Inc. In February 1999, the Company entered into a credit facility with Coast Business Credit, Inc. ("Coast Loan") providing the Company with up to $12.6 million in financing and in May 2000 the Company increased the availability under the credit facility to an aggregate of up to $35.0 million, currently limited to approximately $30.0 million due to financial results and loan formula restrictions. The proceeds of the Coast Loan have been used by the Company to repay more expensive indebtedness and to pay for necessary capital improvements and reorganization costs. In connection with the Coast Loan, certain parties including Hebron and three directors of the Company, all agreed to subordinate all amounts owed to them by the Company to the Coast Loan.

     New Supply Agreement with WorldCom. In April 1999, the Company entered into a multi-year supply agreement with WorldCom for long distance services. The Company lowered its costs as a result of the new agreement and resolved certain billing disputes and claims between the two parties. See Item 1 -- Business -- Suppliers.

     Transactions with Hebron. Effective February 1999, the Company began operating certain telecommunications switches of Hebron and acquired such switches in April 2000. The Company also acquired all of Hebron's assets related to an Internet product it had been jointly developing with the Company. The closing of the transaction allows the Company to have both switched and switchless long distance under its full control and to operate both the switches and the Internet assets on a more effective and cost efficient basis than through its prior relationship with Hebron. See Item 13 -- Certain Relationships and Related Transactions -- Transactions with Hebron.

  Business Strategy

     The Company's overall strategy is to profitably grow its telecommunications and other services by further developing the family values affinity. Elements of the Company's strategy include:

     - Building the Company's Brand. Although the Company is a significant affinity-based marketing company, the Company believes that it is still relatively unknown in the national marketplace.

     - Expanding its Marketing Efforts and Portfolio of
       Telecommunications -- Related Services. Substantially all of the Company's revenues are currently derived from the provision of long distance telephone service. The Company believes that it can grow its revenues by increasing the marketing of its existing services to the membership of organizations currently endorsing LifeLine services, offering additional bundled telecommunications services, such as Internet access, and adding new participating organizations.

     - Providing Cost Competitive Services. The Company continually works to position its services in a manner, which is cost-competitive with similar services, provided by major telecommunications services providers. To achieve competitive margins on its telecommunications services the Company intends to continually review and refine its operations to achieve operating and cost effectiveness.

     - Building a Business-Oriented Product Offering. Historically, the vast majority of the Company's customers have been residential. The Company believes that it can expand its customer profile to include small and medium size businesses and member organizations. The Company is increasing its marketing efforts to small and medium size businesses by approaching organizations currently endorsing LifeLine.

     - Providing High Quality Customer Service. The Company has significantly expanded and improved its customer service by opening a new customer service center, which operates 24 hours a day, seven days a week.

     - Marketing Non-Telecommunications Products and Services. In light of the Company's success in marketing telecommunications services to family-values affinity groups, the Company believes that there is an opportunity to market non-telecommunication services to its customer base. For example, the Company provides a credit card product and is evaluating additional product opportunities.

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

     A second distinction among long distance companies is that of switch-based versus switchless carriers. Switched carriers have one or more switches, computers that direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switched carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. As a result of the acquisition of certain assets of Hebron, the Company operates and owns switches in two markets, Oklahoma City and Chicago, but will continue to contract with facilities-based carriers to provide most of its switching services.

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

     The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates for individuals and small business customers. Individuals and small business customers do not generate enough volume to receive reduced rates. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level long distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long distance product, processes orders, verifies credit and provides customer service to these large numbers of small accounts.

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

  TELECOMMUNICATIONS SERVICES

     Long Distance. The Company provides long distance service to over 400,000 subscribers, as of December 31, 2000 most of whom are residential. In addition, the Company offers calling cards, prepaid phone cards, and toll-free service. For these services, the Company offers pricing which is competitive (including discounted rates for higher volume) with the larger long distance companies.

     Wireless. The Company resells the paging services of Paging Networks, Inc., (now Arch Wireless) the largest provider of paging service in the United States. Local, regional and national paging service is offered on an alpha and numeric basis. The Company is also exploring offering wireless telephone service by reselling the services of a national or regional wireless provider.

     Internet Access. The Company offers Internet access services nationwide on a dial-up basis. The Company's Internet access service includes an optional filter so that its subscribers will not, subject to certain limitations inherent to the filtering technology, be able to access "offensive" materials on the Internet.

  NON-TELECOMMUNICATIONS SERVICES

     In light of the Company's success in marketing telecommunications services to family-values affinity groups, the Company believes that there is an opportunity to market non-telecommunication services to its customer base. The Company has entered into an agreement to issue a branded credit card through FNBO based in Omaha, Nebraska. The Company believes that the pricing and terms offered to its participating organizations are competitive with major credit card providers.

  MARKETING AND SALES

     The Company primarily markets its telecommunications services utilizing the family values affinity. To obtain new customers, the Company uses sales executives, telemarketing and various promotional efforts including direct mail, radio, convention advertising and the Internet.

     Some of the sales executives expend the majority of their efforts obtaining new non-profit organizations who will endorse LifeLine services and maintaining existing relationships. Other sales executives principally seek to expand the number of members of existing non-profit organizations who endorse LifeLine services as well as sell additional services to and seek to improve the retention rate of existing subscribers. Prior to 1999, sales executives were compensated based on a percentage of collected sales revenue with some agreements as long as 25 years. On a transition basis these commission arrangements have been generally terminated and are being replaced by base salaries and bonuses, if appropriate, based on performance.

     Once membership lists of non-profit organizations have been obtained, the Company generally contacts members and solicits their telecommunications services through direct mail and telemarketing. The Company works with the organizations in its direct mail efforts, often placing advertising in newsletters or inserting brochures about the Company in the organizations' mailings. The Company also uses its telemarketing resources to contact members of participating organizations. The Company operates a call center in Tahlequah, Oklahoma and, as of December 31, 2000, the call center had an aggregate of 350 full and part time employees who operate over 250 call stations. The Company advertises its services through radio programs, which target viewers and listeners who support the family-values affinity, including Christian radio and television networks. The Company participates in conferences and conventions sponsored by organizations endorsing LifeLine services. Prior to those events, the Company will either advertise in materials being sent or send materials to persons attending the event in order to increase awareness of the telecommunications services the Company offers. At the actual events, the Company will set up booths or make presentations regarding its telecommunications services and have personnel on site to explain the services and assist in enrolling customers.

     The Company has also recently begun capitalizing upon the marketing opportunities created through the Internet. On some websites of participating organizations, the Company's services are promoted or a link to the Company's website is provided. The Company is investigating other ways to expand the marketing to current and potential customers through the Internet.

     Through improved customer service, increased focus on brand awareness, competitive rate plans and bundled services the Company is striving to improve its retention rate.

  SUPPLIERS

     In April 1999, the Company executed a new 36-month, $72.0 million contract with WorldCom for provision of the Company's long distance traffic. The Company is required to pay WorldCom at least $2.0 million per month for services provided, however, any amount paid by the Company in excess of $2.0 million per month may be credited against any month in which the Company does not use at least $2.0 million worth of service. Since April 1999, the Company has paid WorldCom an average of $2.4 million per month, and has paid less than $2.0 million ($1.97 million) for only one month. The Company also must direct all of its switchless long distance traffic to WorldCom through the term of the contract, although the Company may terminate the contract once it has paid WorldCom $72.0 million (even if that occurs less than 36 months after the effective date of the contract). WorldCom is not obligated to lower the Company's rates, although the Company is permitted to request a reduction every six months and each time the Company has requested a reduction, WorldCom has granted the request. In addition, with execution of the contract the Company received a credit and was released of any prior liability and claims to WorldCom in connection with the settlement of various billing disputes and claims between the Company and WorldCom. This contract also resulted in a pricing reduction from the prior WorldCom billing rates charged to the Company and, as discussed above, additional reductions have been subsequently negotiated.

     In connection with the Asset Purchase Agreement with Hebron, as described in Note B to the financial statements, the Company also assumed responsibility for the telecommunications contract between Hebron and Broadwing (formerly IXC Communications, Inc.), the underlying carrier that transports the Company's call records through the Oklahoma City and Chicago switches. This contract is effective through September 2003, and requires the Company to maintain minimum monthly purchase commitments of $550,000.

  Competition

     Overview. The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. There are numerous companies offering the services the Company offers, and the Company expects competition to increase in the future. The Company believes that existing competitors are likely to continue to expand their service offerings and/or lower their prices to appeal to existing or potential customers of the Company. Many of the Company's existing competitors have financial, personnel and other resources, including brand name recognition, substantially greater than that of the Company. Moreover, the Company expects that new competitors are likely to enter the communications market, and some of these new competitors may market communications services similar to the Company's services. Some of these new competitors may have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company. In particular, the regional Bell operating companies ("RBOCs") will be strong competitors as they are allowed to provide long distance services in their in-region markets. To date, Verizon has received authority to provide long distance services in New York and has applied for authority to operate in Massachusetts, and SBC has received such authority in Texas, Kansas and Oklahoma. It is expected that the rate of RBOC entry into the long distance market will increase during 2001. Moreover, given Verizon's success in attaining authority in New York and SBC's success in Texas, Kansas and Oklahoma, the RBOCs are likely to be very effective competitors, particularly in the provision of service to residential and small business customers. In addition, AT&T has purchased the cable company TeleCommunications, Inc. and has received regulatory approval to purchase another cable company, MediaOne Group Inc. AT&T intends to use these cable facilities and those of other cable companies with which it has signed agreements to offer local telephony, long distance, Internet, and other services to customers in competition with incumbent local exchange carriers and other competitive local exchange carriers ("CLECs"). AT&T's plans, however, may be subject to change based on an announced spin-off of its broadband and wireless units.

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

     Long Distance. The Company provides long distance services by reselling the facilities of other carriers in the United States. The long distance industry is intensely competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants such as AT&T, Sprint and WorldCom. Moreover, the industry has undergone and will continue to undergo significant consolidation that has created and will continue to create numerous other entities with substantial resources to compete for long distance business, such as Global Crossing, and Qwest. In addition, as a result of the Telecommunications Act of 1996 ("Telecommunications Act"), RBOCs are beginning to enter the long distance market. These larger competitors have significantly greater name recognition and financial, technical, network and marketing resources. They may also offer a broader portfolio of services and have longer standing relationships with customers targeted by the Company. Moreover, there can be no assurance that certain of the Company's competitors will not be better situated to negotiate contracts with suppliers of telecommunications services which are more favorable than contracts negotiated by the Company. Many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for transmission and related termination costs, and which could cause significant pricing pressures on the Company. In addition, long distance carriers such as the Company are experiencing the effects of lowering rates for wireless long distance services, resulting in increased use of wireless services for calls previously made through conventional telephone networks.

     The Company competes in the long distance market primarily on the basis of price, customer service and the ability to provide a variety of communications products and services. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices for long distance calls have declined substantially in recent years and are likely to continue to decrease. In response, the Company has substantially cut its rates, which has had an adverse effect on revenues. Competition in all of the relevant markets is expected to increase which could adversely affect net revenue per minute and gross margins as a percentage of net revenue. There can be no assurance that the Company will be able to compete effectively in the long distance market.

     Internet Telephony. Internet Telephony is the transmission of voice long distance services over Internet protocols rather than traditional long distance networks ("IP Telephony"). Certain ISPs have announced plans to use IP Telephony to introduce long distance services at rates 30% to 50% below standard long distance rates. IP Telephony could increase pressure on the Company and other communications companies to reduce prices and margins from long distance services. There can be no assurance that the Company will not experience substantial decreases in call volume, pricing and/or margins due to IP Telephony. There can also be no assurance that the Company will be able to offer its telecommunications services to end users at a price which is competitive with the IP Telephony services offered by these new companies.

     Internet Service Provider. The Company provides Internet access on a nationwide basis. The Internet services market is highly competitive, as there are no substantial barriers to entry, and the Company expects that competition will continue to intensify. The Company's competitors in this market include ISPs, other telecommunications companies, cable companies, online service providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to the Company. Internet services are currently deemed enhanced services by the FCC and therefore are not subject to federal and state common carrier regulations, including long distance interstate and intra-state access fees. There can be no assurance that Internet services will not be subject to additional regulation in the future.

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

  Regulation

     The terms and conditions under which the Company provides telecommunications products and services are subject to government regulation. Federal laws and FCC regulations apply to interstate telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

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

     The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. Long distance carriers were required to withdraw current tariffs for domestic business services by January 31, 2001 and are required to withdraw current tariffs for domestic mass-market services by July 31, 2001. The FCC mandated in March the detariffing of international services. The effective date of international detariffing will be approximately December 31, 2001. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecommunications Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served for such inaction.

     The FCC imposes only minimal reporting requirements on non-dominant carriers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on carriers such as the Company whose annual operating revenue exceed $100 million.

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

     The Telecommunications Act authorizes the RBOCs to provide inter-Local Access and Transport Area ("LATA") services within their regions only upon specific FCC approval. To obtain such approval, an RBOC must demonstrate on a state-by-state basis that is has satisfied a checklist of interconnection and other requirements. The Telecommunications Act also provides for certain safeguards against anticompetitive conduct by the RBOCs in the provision of inter-LATA service including a requirement for a separate subsidiary and certain joint marketing limitations.

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

     State Regulation. The Company is subject to varying levels of regulation in virtually all states. The vast majority of the states require the Company to apply for certification, which entails proof of technical, managerial and financial ability to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. A majority of states also require the

Company to file and maintain detailed tariffs listing its rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval or notice for various actions including (i) transfers of control of certified carriers; (ii) corporate reorganizations; (iii) acquisitions of telecommunications operations; (iv) assignments of carrier assets, including subscriber bases and (v) carrier securities offerings. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In addition, several states have verification rules different from the FCC's regarding changing a subscriber's authorized carrier.

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

  Information Systems

     In August 1998, the Company completed an independent review of its information systems ("Information Systems"). Based on the results of such review, the Company decided that its current Information Systems, which are based on FoxPro software, were not sufficient, determining that the current Information Systems need to be modified and supplemented and new Information Systems need to be implemented in order for the Company to operate more effectively. To accommodate customer growth and new product offerings, the Company is pursuing a Windows NT environment with underlying client/server architecture. This platform will also include a data warehouse with front-end tools to address financial, operational, and sales and marketing research and reporting. The additional costs of the Information Systems improvements are anticipated to be approximately $.5 million to $1.0 million. The Company currently anticipates funding the Information Systems improvements from the Coast Loan, but, if proceeds from this loan are not available, it may not have sufficient other capital resources to implement the improvements. There can be no assurances that the Company will have the capital resources available which are necessary to implement the improvements or that, if implemented, the improvements will function effectively. The failure to implement the improvements or if the improvements are ineffective, Information Systems could have a material adverse effect on the Company.

  Employees

     As of December 31, 2000, the Company had approximately 350 full time employees and 100 part time and temporary employees. None of the Company's employees is party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

  Factors Affecting the Company's Business and Prospects

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

     Since the formation of the Company in 1991, the Company incurred losses in each year through December 31, 1998. Despite realizing net income in 1999 and 2000, there can be no assurances that the Company will attain consistent profitability. In addition, the accumulated stockholders deficit was $22.6 million at December 31, 2000 primarily because of earlier distributions and redemptions to stockholders and operating losses. See Note J -- Financial Condition and Results of Operations.

  THE COMPANY HAS A SUBSTANTIAL AMOUNT OF DEBT AND A HISTORY OF CASH SHORTAGES AND NEEDS ADDITIONAL CAPITAL TO FINANCE ITS PLANNED ACTIVITIES. THE COMPANY CANNOT BE CERTAIN THAT IT CAN OBTAIN SUCH FUNDS WHICH COULD RESULT IN IT REDUCING ITS SCOPE OF ACTIVITIES.

     As of December 31, 2000, the Company had outstanding indebtedness of $49.8 million, which includes current liabilities of $38.8 million, and total assets of $27.1 million, a working capital deficit of $22.7 million and a deficit in stockholders' equity of $22.6 million. Since formation, the Company has experienced significant cash shortages and has had to raise equity through the sale of securities and borrow money from various affiliates and others to fund its operations and continue as a going concern.

     The Company intends:

     - to modify its current Information Systems to improve the flow of information related to the operations; and

     - to incur other capital expenditures and reorganization expenses.

     The aggregate cost of implementation of these activities is not known at this time, but may exceed $2.0 million. The Company will need to raise additional capital from public or private equity or debt sources in order to finance these costs and its working capital needs, debt service obligations and contemplated capital expenditures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current shareholders would be reduced. There can be no assurance that the Company will be able to raise such capital on satisfactory terms or at all. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its operations.

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

     While certain suits under the federal acts may be barred, similar laws in many of the states provide similar rights. The Company sold stock to persons in over forty states, and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws requiring registration of such sales can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently 10% per annum from the date of sales of such securities, less any amounts paid to such security holder. While the statutes of limitations for these rights appear to have expired for many of these violations, some have not. Accordingly, the Company has a contingent liability under state securities laws for those sales of approximately $331,000 at December 31, 2000.

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

     In addition to these competitive factors, recent and pending deregulation may encourage new entrants. For example, as a result of federal legislation enacted in 1996, after fulfilling certain statutory requirements, RBOCs have been and will continue to be allowed to enter the long distance market, AT&T, WorldCom and other long distance carriers are allowed to enter the local telephone services market, and any entity (including cable television companies and utilities) is allowed to enter both the local service and long distance telecommunications markets. In addition, the FCC has reclassified AT&T as a "non-dominant" carrier, which substantially reduces the regulatory constraints on AT&T.

  THE COMPANY'S OPERATIONS AND REVENUES ARE DEPENDENT ON WORLDCOM WHICH PROVIDES TELECOMMUNICATIONS SERVICES TO THE COMPANY'S CUSTOMERS. THE COMPANY CANNOT ENSURE THE QUALITY OF SUCH SERVICES OR THE CONTINUITY OF THE RELATIONSHIP.

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

     The FCC and relevant PUCs have the authority to regulate interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Federal and state regulations and regulatory trends have had, and in the future are likely to have, both positive and negative effects on the Company and its ability to compete. In general, neither the FCC nor the relevant state PUCs currently regulate the Company's long distance rates or profit levels, but either or both may do so in the future. A move by the FCC toward lessened regulation has given AT&T, the largest long distance carrier in the U.S., virtually complete pricing flexibility that has permitted it to compete more effectively with smaller long distance carriers, such as the Company. In addition, the commitments made by the U.S. government in the recently completed World Trade Organization negotiations will make it easier for certain foreign-affiliated carriers to provide service in competition with the Company. There can be no assurance that changes in current or future Federal or state regulations or future judicial changes would not have a material adverse effect on the Company.

     In order to provide their services, long distance carriers, including the Company, must generally purchase "access" from LECs to originate calls from and terminate calls in the local exchange telephone networks. Access charges presently represent a significant portion of the Company's network costs in all areas in which it operates. The FCC regulates interstate access charges while intrastate access charges are regulated by the relevant state PUCs. Last year, the FCC significantly reduced the access charges levied by on class of LECs, price cap companies. For the remaining LECs, the FCC is currently considering and is expected to reform its access charge rules. The access charge structure ultimately adopted by the FCC could have a material adverse effect on the Company, particularly if it imposes relatively greater costs on smaller carriers (such as the Company) compared to larger carriers (such as AT&T and WorldCom).

     The Company currently competes with the RBOCs and other LECs in the provision of "short haul" toll calls completed within a LATA. Subject to a number of conditions, the Telecommunications Act eliminated many of the restrictions, which prohibited the RBOCs from providing long haul, or local toll service, and thus the Company will face additional competition. To complete long haul and short haul toll calls; the Company must purchase "access" from the LECs. The Company must generally price its toll services at levels equal to or below the retail rates established by the LECs for their own short-haul or long-haul toll services. To the extent that the LECs are able to reduce the margin between the access costs to the Company and the retail toll prices charged by LECs, either by increasing access costs or lowering retail toll rates, or both, the Company will encounter adverse pricing and cost pressures in competing against LECs in both the short-haul and long-haul toll markets.

  THE COMPANY'S INFORMATION SYSTEMS ARE INSUFFICIENT AND MUST BE UPDATED FOR THE COMPANY TO OPERATE COST-EFFECTIVELY.

     The Company has determined that its current Information Systems are not sufficient. It has determined that the current Information Systems will need to be modified and supplemented and new Information Systems will need to be implemented in order for the Company to operate more effectively. The additional costs of the Information Systems improvements are anticipated to be approximately $.5 million to $1.0 million. If the proceeds of the Coast Loan are not available to fund this cost, the Company may not have sufficient capital resources to implement the improvements. There can be no assurances that the Company will have or, if necessary, be able to obtain the capital resources necessary to implement the improvements or that, if implemented; the improvements will function effectively. The failure to implement the improvements or the ineffectiveness of the improvements could result in, among other adverse things, the Company being unable to obtain and manage important data and information related to its business and operations.

  THE COMPANY HAS COMMITTED TO PURCHASE MINIMUM AMOUNTS OF TELECOMMUNICATION SERVICES AND THE FAILURE TO PURCHASE SUCH AMOUNTS WOULD RESULT IN THE INCURRENCE OF A SIGNIFICANT LIABILITY FOR THE COMPANY.

     The Company has entered into supply contracts with WorldCom and Broadwing (formerly IXC) for the long distance telecommunication services provided to its customers. To obtain favorable forward pricing from WorldCom, and Broadwing the Company has committed to purchase certain minimum volumes of a variety of long distance services during the term of the contract. There can be no assurance that the Company will not incur shortfalls in the future or that it will be able to successfully renegotiate, or otherwise obtain relief from, its minimum volume commitments in the future. If future shortfalls occur, the Company may be required to make substantial payments without associated revenue from customers or WorldCom or Broadwing may terminate service and commence formal action against the Company. Such payments are not presently contemplated in the Company's budgets and would be difficult to pay and could result in money being used to make this payment which would have otherwise been used in other important areas of the Company.

     Because of the Company's commitments to purchase fixed volumes of use from WorldCom and Broadwing at predetermined rates, the Company could be adversely affected if WorldCom or Broadwing were to lower the rates it makes available to the Company's target market without a corresponding reduction in the Company's rates. Similarly, the Company could be adversely affected if WorldCom or Broadwing fails to adjust its overall pricing, including prices to the Company, in response to price reductions of other major carriers. WorldCom and Broadwing have agreed to review rates charged to the Company but the WorldCom agreement states that WorldCom is not legally obligated to lower the rates charged to the Company.

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

  THE COMPANY DEPENDS ON THE CALL RECORDS GENERATED BY ITS SUPPLIER WHICH MAY NOT BE TIMELY OR ACCURATELY DELIVERED. THE FAILURE TO RECEIVE SUCH RECORDS TIMELY OR THE INACCURACY OF SUCH RECORDS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OPERATIONS OF THE COMPANY.

     The Company depends on the timeliness and accuracy of call data records provided to it by WorldCom which supplies the Company with telecommunications services, and there can be no assurance that accurate information will consistently be provided on a timely basis. Failure of the Company to receive prompt and accurate call data records will impair the Company's ability to bill its customers on a timely basis. Such billing delays could impair the Company's ability to collect amounts owed by its customers. Due to the multitude of billing rates and discounts which suppliers must apply to the calls completed by the Company's customers, and due to routine logistical issues such as the addition or termination of customers, the Company regularly has disagreements with WorldCom concerning the amounts invoiced for its customers' traffic. The Company pays WorldCom according to its own calculation of the amounts owed as recorded on the computer tapes provided by WorldCom. The Company's computations of amounts owed are frequently less than the amount shown on the WorldCom's invoices. Accordingly, WorldCom may consider the Company to be in arrears in its payments until the amount in dispute is resolved. Although these disputes have generally been resolved on terms favorable to the Company, there can be no assurance that this will continue to be the case. Future disputes, which are not resolved favorably to the Company, could have a material adverse effect on the Company's financial and operating performance.

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

  FORWARD-LOOKING STATEMENTS.

     Certain statements contained in this Form 10-K are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions as of the date of this Form 10-K that could prove to be inaccurate. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect," "will," "could," "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 2. PROPERTIES

     The Company's executive offices and some of its operations are located in over 34,000 square feet of leased office space in a 195,000 square foot, 20-story office building owned by Hebron. The Company also operates a call center in Tahlequah, Oklahoma and maintains offices in the States of Virginia and Texas. The Company believes that these facilities are adequate for the Company's intended activities for the foreseeable future.

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

     On September 24, 1997, the Commission's staff attorney who was conducting the investigation informed the Company that she intended to recommend to the Commission that it institute cease-and-desist proceedings against the Company based upon the staff's belief that the Company violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Rule 12g-1 promulgated under the Exchange Act ("Rule 12g-1"). Also on September 24, 1997, the Commission's staff attorney informed Messrs. Freeny and Thompson, and Hebron that she intended to recommend that the Commission institute cease-and-desist proceedings against them. On July 15, 1998, the Company and Messrs. Freeny and Thompson each executed an offer of settlement (the "Offers") that were contingent upon the Commission accepting the staff attorney's recommendation. In the Offers, the Company and Messrs. Freeny and Thompson consented to the entry of a cease-and-desist order which provided that they would cease and desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. Additionally, in the Offers, Hebron consented to the entry of a cease-and-desist order which provided that it would cease and desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act.

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

  Investigations by State Securities Commissions

     In December 1994, the Washington Department of Financial
Institutions -- Securities Division ("WDS") notified the Company that it was aware that the Company may have offered unregistered securities to residents of the State of Washington and instructed the Company to cease and desist such offers and to provide information with respect to any sales of such securities. In April 1997, the WDS told the Company that it was trying to close its file on the Company and attempted to serve a subpoena on the Company that sought various documents relating to the Company's shareholders in Washington state. The Company voluntarily produced documents in response to the improperly served subpoena in May 1997. The WDS has not corresponded with the Company since May 1997.

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

     While certain suits under the federal acts may be barred, similar laws in many of the states provide similar rights. The Company sold stock to persons in over forty states, and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently

10% per annum from the date of sales of such securities, less any amounts paid to such security holder. While the statutes of limitations for many of these rights appear to have expired, some have not. Accordingly, the Company has a contingent liability under state securities laws for those sales of approximately $331,000 at December 31, 2000.

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

  Potential Actions Against the Chairman and Other Legal Proceedings

     Company Directors John Damoose and Jay Sekulow (the "Investigative Committee") are conducting an inquiry into whether the Company has causes of action against Mr. Freeny arising out of certain transactions involving Mr. Freeny. In September 2000, the Investigative Committee retained the Washington, D.C. law firm Wilmer, Cutler & Pickering to assist the Investigative Committee in its inquiry. The Investigative Committee and its attorneys have conducted a review of a variety of transactions. The Investigative Committee has advised Mr. Freeny that it believes the Company has causes of action against Mr. Freeny.

     On or about March 9, 2001, Mr. Jerry Parry, a shareholder of the Company, filed a shareholder derivative action on behalf of the Company in the District Court of Oklahoma County, Oklahoma against Messrs. Tracy Freeny, Jay Sekulow, John Telling and Carl Thompson. The Company was not named as a defendant in the suit. After taking a deposition of Mr. Sekulow and reviewing other relevant information provided by the Company, Mr. Parry moved the court to dismiss Mr. Sekulow as a defendant and the court entered an order dismissing Mr. Sekulow on March 27, 2001.

     Subject to court approval, which the Company intends to seek in the next two weeks, the Company and Mr. Parry have agreed to convert Mr. Parry's shareholder derivative suit on behalf of the Company into a suit which the Company will control. The suit raises, among others, issues which have already been the subject of examination by the Investigative Committee.

     The Company will consider what further steps to take regarding this suit and regarding all other issues examined by the Investigative Committee. The Company has incurred and will continue to incur legal fees and expenses in connection with this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No Matters were submitted to a vote of holders of Common Stock, through solicitation of proxies or otherwise, during the year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Price of and Dividends on Common Equity and Related Stockholder Matters

     There is no established public trading market for the shares of Common Stock. At December 31, 2000, there were 838,927 outstanding shares of Common Stock owned by approximately 1,200 holders of record. All of the outstanding shares of Common Stock can be sold pursuant to Rule 144 of the Securities Act without limitations except for 251,280 shares of Common Stock held by affiliates of the Company. All but 13,647 shares of the shares held by affiliates may be sold subject to the limitations provided for in Rule 144. As of December 31, 2000, the Company had issued (i) options to purchase an aggregate of 36,346 shares of Common Stock to certain of its officers and directors, (ii) warrants to purchase an aggregate of 3,800 shares of Common Stock to certain creditors of the Company and (iii) convertible notes in the aggregate principal amount of $385,800 ("Convertible Notes"). The Convertible Notes generally have no specified maturity date and are convertible into Common Stock at the option of the Company. The Convertible Notes contain varying terms with respect to conversion price. Some of the Convertible Notes contain specific conversion prices while others do not set forth a conversion price. With respect to the Convertible Notes, which do not contain specific conversion prices, the Company has assumed between $135 and $150 per share conversion prices. Based on the foregoing assumptions, the Company estimates that the outstanding Convertible Notes are convertible into 2,765 shares of Common Stock. Additionally, if the Company employs Mr. Halliday on May 24, 2002, the Company is required to issue him options to purchase shares of Common Stock equal to 2% of the fully diluted outstanding Common Stock on such date. The Company has not granted any registration rights to any holder of its Common Stock or any person who has the right to acquire Common Stock.

     During 1996 and 1997, the Company declared distributions on its shares of Common Stock of $8,137,721 and $6,193,684, respectively, all of which were paid when declared or have been subsequently paid except for $3,200,000, which was accrued and is allegedly payable as of December 31, 2000 to Mr. Freeny. The Company has not declared any distributions or other cash dividends on its shares of Common Stock since December 31, 1997. The Company does not anticipate paying any other cash dividends in the foreseeable future and anticipates that future earnings will be retained to finance operations. Furthermore, the terms of the Coast Loan limit the payment of any distributions or other dividends to its shareholders.

  Recent Sales of Unregistered Securities

     In May 1999, the Company issued 9,099 shares of Common Stock to Mr. Telling, a former director of the Company, pursuant to an employment agreement between Mr. Telling and the Company effective as of May 24, 1999 (The employment agreement actually restated an earlier agreement between Mr. Telling and the Company that was entered into in 1997). Mr. Telling received the shares as consideration for past services to the Company and the Company did not receive any cash proceeds in connection with such issuances. Exemption from registration for all of the sales was claimed under Section 4(2) of the Securities Act regarding transactions not involving any public offering. No commissions were paid by any person in connection with such issuances.

     In July 2000, the Company issued 4,549 shares of Common Stock to each of Messrs. Halliday, Damoose and Sekulow pursuant to the terms of the Halliday Employment Agreement and the Stock Agreements. The shares were issued for past and future services and the Company did not receive any cash proceeds in connection with such issuances. Exemption from registration for all of such issuances was claimed under Section 4(2) of the Securities Act regarding transactions not involving any public offering. No commissions were paid by any person in connection with such issuances.

     In February 2001, the Company issued eight notes to individuals totaling $1.61 million to replace the $2.0 million Patrick Note. The terms and conditions of the replacement notes are similar to those of the Patrick Note. A $390,000 payment was made resulting in the $1.61 million outstanding balance for the new notes.

ITEM 6. SELECTED FINANCIAL DATA

  Selected Historical Financial and Operating Data

     The historical financial data for the years ended December 31, 1996, 1997, 1998, 1999, and 2000 are derived from the audited consolidated financial statements of the Company. This information is not necessarily indicative of the company's future performance. The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1997       1998       1999       2000
                                          --------   --------   --------   --------   --------
Statement of Operations Data:
  Net Sales.............................  $100,858   $113,351   $124,232   $114,661   $100,077
                                          --------   --------   --------   --------   --------
Operating expenses:
     Cost of telecommunication
       services.........................    48,748     44,711     48,787     53,050     44,000
     Cost of telecommunication services
       Provided by related parties......     4,685     13,529     14,736      1,469         --
     Selling, general and
       administrative...................    36,194     44,530     49,523     47,645     45,860
     Selling, general and administrative
       to related parties...............     9,977      5,893      6,805         --         --
     Depreciation and amortization......       593        683      2,102      2,899      3,881
                                          --------   --------   --------   --------   --------
          Total operating expenses......   100,197    109,346    121,953    105,063     93,741
                                          --------   --------   --------   --------   --------
  Operating income (loss)...............       661      4,005      2,279      9,598      6,336
  Other income and (expense):
     Interest expense and other
       financing charges................    (1,536)    (3,245)    (4,993)    (4,873)    (4,514)
     Interest expense and other
       financing charges
     Incurred to related parties........      (297)      (924)      (974)      (698)      (725)
     Loss on loans and other
       receivables......................      (200)        --       (552)       182         --
     Impairment loss on asset held for
       disposal.........................        --         --       (215)      (103)        --
     Equity in income (losses) of
       affiliates.......................        28        (99)        41         --         --
     Other income.......................        86         14         59         95        108
                                          --------   --------   --------   --------   --------
     Income (loss) before income tax
       (benefit)........................    (1,258)      (249)    (4,355)     4,201      1,205
     Income tax expense (benefit).......      (396)        92       (700)     1,977        455
                                          --------   --------   --------   --------   --------
     Net income (loss) before cumulative
       effect...........................      (862)      (341)    (3,655)     2,224        750
     Cumulative effect of accounting
       change...........................        --         --         --         --         57
                                          --------   --------   --------   --------   --------
     Net income.........................      (862)      (341)    (3,655)     2,224        807
  Earnings (loss) per share:
     Basic..............................  $  (3.79)  $  (1.01)  $  (4.32)  $   2.83   $   1.03
     Diluted............................  $  (3.79)  $  (1.01)  $  (4.43)  $   2.35   $    .84
Cash Flows:
  Operating activities..................  $  1,489   $ (1,624)  $  7,118   $ (1,664)  $  6,083
  Investing activities..................      (294)      (922)      (148)    (2,806)    (2,298)
  Financing activities..................      (967)     2,008     (6,350)     4,826     (3,672)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1996       1997       1998       1999       2000
                                          --------   --------   --------   --------   --------
Balance Sheet Data:
          Total assets..................  $ 20,961   $ 24,554   $ 25,574   $ 31,094   $ 27,140
  Working capital (deficit).............   (18,321)   (20,811)   (23,635)   (22,258)   (22,734)
  Total long-term debt..................    11,601     12,277     11,929     14,428     10,937
  Total stockholder's deficit(1)........   (22,934)   (25,827)   (27,644)   (23,758)   (22,636)
Other Financial Data:
  EBITDA(2).............................  $  1,254   $  4,688   $  4,381   $ 12,497   $ 10,217

---------------

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

ITEM 7. AMERIVISION COMMUNICATIONS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

     The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $100.0 million in net sales in 2000. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at December 31, 2000. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in revenues. See "-- Results of Operation -- Year Ended December 31, 2000 Compared to Year Ended December 31, 1999." The net sales for the year ended December 31, 2000 totaled $100.0 million compared to $114.7 million for the year ended December 31, 1999.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net income of $808,000 generated during the year ended December 31, 2000 also contributed to the decrease in accumulated stockholders' deficiency to approximately $22.6 million at December 31, 2000. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and by redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $23.6 million, $22.3 million, and $22.7 million at December 31, 1998, 1999 and 2000, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements."

     The growth in the Company's long distance revenues and customer base is attributable to the Company's marketing efforts. The Company entered into agreements or made strategic alliances with various non-profit organizations. From the first quarter of 1993 through the middle of 1996, the Company relied substantially on the telemarketing efforts of VisionQuest, a related entity in which the Company owned an equity interest, to solicit and acquire new long distance customers. The non-profit organizations would provide the Company and VisionQuest with its membership rosters, and VisionQuest would direct its telemarketing services to those individuals. The Company began, in the middle of 1996, to increase its own marketing related efforts through direct mail, radio advertising, including sponsorship of various radio programs for the organizations whose members subscribe to the Company's long distance services. These marketing efforts as well as telemarketing, conferences and internet-based sales strategies are currently being utilized by the Company to solicit and acquire new long distance customers.

     Sales commissions are paid to both employees and independent contractors. Salespersons earn commissions based upon a percentage of the commissionable, billable traffic generated by the non-profit organizations attributable to the salesperson. The total sales commission for each non-profit organization is approximately 5.0%. This payment is generally split among several people, including the outside salesperson that is the primary contact with the non-profit organization and the inside salesperson that is responsible for working with the outside salesperson in servicing the accounts. Although the Company has approximately 100 salespersons and employees who receive commissions, approximately 59%, 66% and 85% of total commissions were earned by the top 10 salespersons in 1998, 1999 and 2000, respectively. The highest compensated salesman is David Dalton who earned $757,255, $667,585 and $934,540 in 1998, 1999 and 2000, respectively.

     The Company bills its customers under several different methods. Some customers receive their long distance bills directly from the Company. The Company also has billing and collection agreements with several of the RBOCs. Customers who are billed through the RBOCs receive their long distance phone bill with their local phone bill from the RBOC. The Company also utilizes one third party billing and collection service for customer billings through other LECs or RBOCs with whom the Company does not have a separate billing and collection agreement.

     Effective February 1, 1999, the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The Company purchased the switches in April 2000 under terms of an asset purchase agreement with Hebron. This allows the Company to originate and terminate certain long distance calls. WorldCom carries the majority of the Company's long distance traffic. The Company pays its carriers based on the type of calls, time of certain calls, duration of calls, the terminating phone numbers, and the terms of the Company's contract in effect at the time of the calls. In addition to long distance service, the Company also offers its customers other telecommunication services such as paging, Internet access services, calling cards, prepaid phone cards and toll-free service, as well as credit cards.

     The Company pays a royalty of approximately 10.0%, of certain of the customer's collected revenues to a non-profit organization selected by the customer.

     Beginning in the fourth quarter of 1996, the Company began offering a "Non-Profit Organization Bonus Sign-Up" program in certain instances. During the years ended December 31, 1998, 1999 and 2000 total bonus sign up expense was $283,000, $42,000 and $69,000, respectively.

     Selling, general and administrative expenses include billing fees charged by LECs and other third party billing and collection companies, bad debts, commissions to salespersons, advertising and telemarketing expenses, customer service and support, and other general overhead expenses.

     Interest expense includes the cost of financing the Company's accounts receivable and asset purchases, including loans from Hebron and Coast Business Credit ("Coast").

     The Company has recognized a net deferred tax for the tax effects of temporary differences and net operating loss carryforwards, to the extent that the Company has determined that it is more likely than not that it will realize those tax benefits.

  PICC Fees

     In 1996, the Federal Communications Commission adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund. The FCC has allowed carriers to offset these charges by passing them through to their customers. In addition, the FCC adopted a Primary Interexchange Carrier Charge ("PICC") to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers. In May 2000, the FCC adopted an order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. As a result the Company reduced its PICC charges and the impact is an annualized revenue loss of approximately $6.0 million with a similar reduction in PICC costs.

  Results of Operations

               STATEMENTS OF OPERATIONS DATA FOR THE YEARS ENDED
                       DECEMBER 31, 1998, 1999 AND 2000:

     The following table sets forth for the years indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Operating expenses:
  Cost of telecommunication services........................   51.1%    47.5%    44.0%
  Selling, general and administrative expenses..............   45.3%    41.6%    45.8%
  Depreciation and amortization expense.....................    1.7%     2.5%     3.9%
                                                              -----    -----    -----
          Total operating expenses..........................   98.1%    91.6%    93.7%
Income from operations......................................    1.9%     8.4%     6.3%
Interest expense............................................   (4.8)%   (4.9)%   (5.2)%
Other income (expense)......................................   (0.6)%    0.1%     0.1%
                                                              -----    -----    -----
Net income (loss) before income tax (benefit)...............   (3.5)%    3.6%     1.2%
Income tax expense (benefit)................................   (0.5)%    1.7%     0.5%
                                                              -----    -----    -----
Net loss before cumulative effect of accounting change......   (3.0)%    1.9%     0.7%
Cumulative effect of change in accounting principle.........     --       --      0.1%
                                                              -----    -----    -----
Net income (loss)...........................................   (3.0)%    1.9%     0.8%

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Sales: Net sales decreased 12.8% to $100.0 million in 2000 compared to $114.7 million in 1999. This decrease was the result of a decrease in billable minutes, the customer base and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 557 million minutes in 2000 compared to 611 million minutes in 1999, a decrease of 8.8%. PICC and USF fees billed to customers totaled $9.1 million in 2000, compared to $11.2 million in 1999. This decrease results from an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. The Company estimates an annual reduction in sales of approximately $6.0 million for this change, but the Company will also reflect a similar reduction in PICC expenses on an annual basis.

     The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. Approximately 71.0% of net sales were billed through the LECs or other billing and collection services in 2000, compared to approximately 76.0% in 1999. Customers receiving their bills directly from the Company were approximately 29.0% in 2000 compared to 24.0% in 1999.

     Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the year ended December 31, 2000, the Company's overall cost per minute as compared to 1999 decreased by 11.5%. During the years ended December 31, 2000 and 1999, the cost of sales and relative percentage of costs to net sales to each of its providers was as follows:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    1999                      2000
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
WorldCom.................................  $31,178       27.2%       $25,129       25.1%
Hebron...................................    1,469        1.2%            --         --
PICC/USF Fees............................   10,070        8.8%         8,356        8.4%
Switched Operations......................   11,802       10.3%        10,515       10.5%
                                           -------       ----        -------       ----
          Totals.........................  $54,519       47.5%       $44,000       44.0%
                                           =======       ====        =======       ====

     WorldCom: The Company's overall percentage usage of WorldCom during 2000 as compared to 1999 declined as a result of the Company beginning to operate, effective February 1, 1999, the switches previously operated by Hebron and due to a reduction in billable minutes and the customer base. The Company purchased the switches on April 1, 2000 under the terms of an asset purchase agreement with Hebron. During 2000 total minutes of usage from WorldCom were approximately 409 million minutes and during 1999, total minutes of usage from WorldCom were approximately 473 million minutes.

     Hebron: The decrease in cost of sales to Hebron is attributable to the decreased minutes of usage to approximately 12 million minutes for the year ended December 31, 1999 resulting from the Company assuming operation of the switches as of February 1, 1999.

     PICC/USF Fees: These expenses decreased for the year ended December 31, 2000 compared to the year earlier period due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges.

     Switched Operations: These expenses reflect the cost of the Company operating the switches from February 1, 1999 as opposed to previously purchasing the minutes from Hebron. For the years ended December 31, 2000 and 1999, total minutes of usage for the switches was approximately 148 million minutes and 126 million minutes, respectively.

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    1999                      2000
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
Billing fees and charges.................  $ 9,410        8.2%       $ 8,977        9.0%
Advertising expense......................    3,688        3.3%         2,906        2.9%
Other general and administrative.........   24,181       21.1%        25,124       25.1%
Telemarketing expense....................    1,529        1.3%           997        1.0%
Royalties to non-profit organizations....    8,837        7.7%         7,856        7.8%
                                           -------       ----        -------       ----
          Totals.........................  $47,645       41.6%       $45,860       45.8%
                                           =======       ====        =======       ====

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. During the year ended December 31, 2000, the Company paid approximately $300,000 for initial set up charges on a new billing and collection agreement with an RBOC.

     Advertising Expense: Advertising expense decreased in 2000 to $2.9 million, compared to $3.7 million in 1999, a decrease of 21.2% due to the Company curtailing certain of its advertising expenses.

     Other General and Administrative Expense: Other general and administrative expenses increased by approximately 2.0% during 2000 compared to 1999 due to additional wages with some offset in reductions in commissions and decreased internet costs.

     Telemarketing Expense: The Company incurred telemarketing costs of $997,000 in 2000 compared to $1.5 million in 1999, as it began conducting telemarketing operations in a new facility at the end of 1999 in conjunction with the opening of a new call center located in Tahlequah, Oklahoma. The new call center allows the Company to better manage the costs of telemarketing and to control the productivity of the telemarketing personnel.

     Royalties to Non-Profit Organizations: During 2000, royalties to non-profit organizations decreased by approximately 11.1%, to $7.9 million in 2000 compared to $8.8 million in 1999. The majority of the decrease is due to an overall decrease in revenues. At the end of 2000, the Company paid approximately 35,000 organizations through its royalty program, compared to a similar number of organizations at the end of 1999. For 2000 and 1999, approximately 42.0% and 40.0%, respectively, of total royalties were paid to the top ten organizations.

     Depreciation and Amortization: Depreciation and amortization expense increased 34.0% to $3.9 million in 2000 compared to $2.9 million in 1999. This increase is attributable to an increase in the carrying value of the Company's property and equipment primarily due to recording the purchase of switch and internet equipment associated with the Hebron transaction and the equipment additions for the new call center.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges decreased to $5.2 million in 2000 compared to $5.6 million in 1999. This decrease is attributable to an increase in borrowings related to the Company's credit facility due to repayment of a significant amount of high interest loans in 1999.

     Other Income (Expense): Interest income and rental income increased to $108,000 during 2000 compared to $95,000 in 1999, principally as a result of the Company having more cash to invest in 1999. In 1998, the Company relocated substantially all of its corporate offices from a building that it owned to an adjacent building owned by Hebron. The Company decided to sell this building, and obtained an appraisal in 1998. As a result of the appraisal, the Company determined that the carrying amount of the building was impaired, and accordingly, recognized a pre-tax loss of $215,000 in its 1998 financial statements. Upon the sale of the building in February 1999, the Company recorded a recovery of this loss of $22,000. During 1997 and 1998, the Company provided billing and collection services for an unrelated third party. The Company discontinued providing these services in October 1998. At that time, the Company had made outstanding advances to this third party totaling approximately $552,000. The Company determined that it was not likely that it would collect these advances, and wrote the entire receivable off as of December 31, 1998. In March 1999, the Company did recover approximately $182,000 of this receivable from a third party billing and collection agency, but neither the collection agency nor the Company anticipate further recovery and is not pursuing collections of the remaining $370,000.

     Income Tax Expense (Benefit): During the year 2000 and 1999 the Company recorded a deferred income tax expense of approximately $455,000 and $1.9 million, respectively. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

     Cumulative Effect of Changes in Accounting Principle: Through June 30, 2000, the Company accounted for stock options granted to its non-employee directors in accordance with SFAS No. 123. Effective July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, which permits companies to apply the provisions of APB No. 25 to its non-employee directors. The Company has reported the cumulative effects of this change in accounting principle, which totaled $57,000, net of tax effect in its statement of operations for the year ended December 31, 2000.

     Net Income: During the years ended December 31, 2000 and 1999 the Company reported net income of $807,000 and $2.2 million, respectively.

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

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    1998                      1999
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
WorldCom.................................  $41,650       33.5%       $31,178       27.2%
Hebron...................................   14,736       11.9%         1,469        1.2%
PICC/USF Fees............................    7,137        5.7%        10,070        8.8%
Switched Operations......................       --         --         11,802       10.3%
                                           -------       ----        -------       ----
          Totals.........................  $63,523       51.1%       $54,519       47.5%
                                           =======       ====        =======       ====

     WorldCom: The Company's overall percentage usage of WorldCom during 1999 as compared to 1998 declined as a result of the Company entering into a new agreement with WorldCom for lower rates and receiving a credit in 1999. During 1999 total minutes of usage from WorldCom were approximately 473 million minutes and during 1998, total minutes of usage from WorldCom were approximately 475 million minutes.

     Hebron: The decrease in cost of sales to Hebron is attributable to the decreased minutes of usage, from approximately 12 million minutes in 1999 compared to 160 million minutes in 1998. The decrease results from the Company assuming operation of the switches in February 1999.

     PICC/USF Fees: These expenses increased for the year ended December 31, 1999 compared to the same period in 1998 because the collection of these fees was implemented in 1998, and many carriers and LEC's did not bill in the first month or so of 1998. In addition, the rates were increased in July 1999. See "General -- PICC Fees."

     Switched Operations: These expenses reflect the cost of the Company operating the switches from February 1, 1999 as opposed to previously purchasing the minutes from Hebron. For the year ended December 31, 1999, total minutes of usage for the switches was approximately 126 million minutes.

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    1998                      1999
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
Billing fees and charges.................  $12,580       10.1%       $ 9,410        8.2%
Advertising expense......................    5,107        4.1%         3,688        3.3%
Other general and administrative.........   21,078       16.9%        24,181       21.1%
Related party telemarketing expense......    6,805        5.5%            --         --
Telemarketing expense....................       --         --          1,529        1.3%
Rebates to non-profit organizations......   10,758        8.7%         8,837        7.7%
                                           -------       ----        -------       ----
          Totals.........................  $56,328       45.3%       $47,645       41.6%
                                           =======       ====        =======       ====

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

     Net Income (Loss): During the year ended December 31, 1999, the Company incurred net income of $2.2 million and in 1998, the Company incurred a net loss of $3.6 million.

  Financial Condition and Liquidity

     Net cash provided by operations for 1998 was $7,118,000, compared to net cash used in operations of $1,664,000 in 1999 and net cash provided by operations of $6,083,000 in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable. In the opinion of management of the Company, the increase in cash provided by operations from 1998 to 2000 is not the beginning of a trend for the following reasons: (a) net cash provided by operating activities of $7,118,000 in 1998 was primarily due to the Company extending terms on accounts payable with vendors; (b) net cash used by operations of $1,664,000 in 1999 was primarily due to the Company's payment of accounts payable with vendors and (c) net cash provided by operations of $6,083,000 in 2000 was primarily due to net income generated by the Company, depreciation and amortization and a decrease in accounts receivable.

     From its existence through 1995, the Company's primary source of financing was the sale of equity securities. Approximately $12.0 million in equity securities were sold to investors during this period. Beginning in December 1995 and continuing through August 1996, the Company also raised approximately $4.9 million through the issuance of short-term promissory notes. Substantially all of the Company's sales of Common Stock and certain notes, other than sales to officers and directors of the Company, failed to comply with registration requirements of the federal and states' securities laws, and, possibly, anti-fraud provisions of federal and state securities laws. While certain actions under the federal acts may be barred, similar laws in many of the states provide similar rights. The Company sold stock to persons in over forty states and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws can rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, frequently 10% per annum from the date of sales of such securities, less any amounts paid to such security holder. Accordingly, the Company has a contingent liability under state securities laws for those sales of approximately $331,000 at December 31, 2000.

     The Company historically financed its working capital needs through various accounts receivable credit facilities with Trinity Financial Resources ("Trinity"), Hebron, and other billing and collection companies. Other sources of financing have included various short and long-term borrowings, primarily from individuals and related parties, and by extending payables to vendors and tax authorities beyond payment terms. During 1998, the Company was approved for a $30 million credit facility ("Credit Facility") with Coast Business Credit ("Coast").

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

     In addition, from 1994 through the end of 1997, the Company declared $19.0 million in distributions to its stockholders. As of December 31, 2000, all distributions had been paid, except for amounts allegedly payable to Mr. Freeny totaling approximately $3.2 million. In a letter agreement dated July 14, 1999, the Company and Mr. Freeny agreed to defer payment of such amounts allegedly owed to Mr. Freeny until such time as the Company's financial condition further improved and it had funds available, legally and in good business practice, to pay any such accrued distributions. In consideration for this deferral and Mr. Freeny's subordination of the accrued distributions to the Coast Loan, the Company agreed to pay him, in addition to his salary, $300,000 per year, subject to limitations under the Coast Loan Agreement, until the payment of the accrued distributions was resumed and, if resumed, all amounts paid to Mr. Freeny pursuant to the agreement would be credited against his accrued distributions. The Company discontinued payment of the $300,000 per year effective October 1, 2000.

     The Company's financing costs have historically exceeded market rates. Most of the note payable obligations have borne interest at 18% or 24%, with the exception of the obligations to Aubrey Price and Hebron for which the Company paid an effective rate of 51% and 58%, respectively. Interest costs and late fees on vendor payables and tax obligations also generally have an effective rate of 18% or higher. The effective interest rates on the Company's accounts receivable credit facilities have ranged from 12% to as high as the 58% received by Hebron. Financing costs have increased as the result of fees charged by Hebron, and finance companies such as Trinity, Hold and RFC in connection with the line of credit financing and accounts receivable factoring arrangements. Other LEC billings were financed through the Company's line of credit agreements with Hebron and Trinity in 1998 and 1997 and from the fourth quarter of 1997 through January 1999, through the Company's credit arrangement with RFC. The arrangements with Hebron and Trinity provided for a 2.0% billing fee, respectively as well as a 2 cents per call record charge by Hebron, in addition to the interest charged under the agreements. (See Item 7). During 1998, total billing fees charged by Hebron, Trinity and RFC were approximately 1.3% of net sales.

     This combination of high financing costs, distribution payments, and the short-term nature of most of the Company's indebtedness have contributed to the Company's lack of profitability and negative working capital, which totaled $24.2 million at December 31, 2000.

     During 1998, the Company was approved for a $30 million credit facility ("Credit Facility") with Coast Business Credit ("Coast"). In February 1999, the Company closed on the first phase of the Credit Facility.

     The first phase of the Credit Facility was accounts receivable based, and provided initial funding of approximately $12.6 million. The proceeds from this Credit Facility were used to replace the existing accounts receivable credit facilities and purchase agreement, and to enable the Company to become substantially current on its existing past due vendor payables and tax obligations. In connection with closing the first phase of the Credit Facility the Company also obtained $2.5 million in subordinated debt financing from Patrick Enterprises ("Patrick Note"), an investor. These funds were initially restricted to maintain reserves as specified in the Credit Facility with Coast. During the year ended December 31, 2000, the Company paid off $500,000 of the Patrick Note, extended the maturity date for one year and reduced the interest rate by approximately three percent.

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

     In October 1999, the Company, subject to the condition set forth below, increased its availability under the Credit Facility to $35.0 million. This increase is due to an increase in the Company's borrowing multiple for accounts receivable collections. This increase in availability to the Company was subject to Coast being able to syndicate the Credit Facility within 90 days following the Company's request to increase the availability from $30.0 million to $35.0 million. During 1999, the Company either paid off or negotiated with certain of its non-subordinated creditors to replace their existing indebtedness with some other form of debt instrument, subordinated to the Credit Facility. This increased, on a dollar for dollar basis, the Company's availability under the Credit Facility, as these non-subordinated creditors totaling $6.8 million were reserved under the Credit Facility. At December 31, 2000 the remaining balance owed of approximately $177,000 represents lenders who agreed to restructure their debt as subordinated to Coast Facility. The Company retired $40,000 of this balance during February 2001 pursuant to the agreements.

     Of the $35.0 million in availability, currently limited to approximately $30.0 million due to financial results and loan formula restrictions, approximately $20.7 million was outstanding as of December 31, 2000 under the Credit Facility. The remaining balance of $9.3 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. In addition, the Patrick Note of $2.0 million was due February 1, 2001. The $2.0 million note has been extended for twelve months and was paid down to $1.6 million. The Credit Facility is secured by a blanket lien on all of the Company's assets, including accounts receivable and the Company's customer base. The terms of the Credit Facility are for three years from initial funding, with an interest rate of prime plus 3.5%. Although the Credit Facility has a three-year term, it is classified as a current liability in the Company's financial statements because the agreement contains certain subjective acceleration clauses and requires that all cash receipts be deposited to a lockbox, the proceeds of which are used daily to repay the debt.

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

  OPERATING ACTIVITIES

     Significant sources of cash in operating activities for the year ended December 31, 2000 include decreases in accounts receivable of $2.4 million. The Company also generated cash from operations by recording net income of $807,000; $500,000 from recording a deferred income tax expense; $3.9 million in certain non-cash expenses, principally depreciation and amortization and $192,000 from recording stock compensation expense. Significant uses of cash in operating activities include reductions in accounts payable of $1.6 million.

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

  INVESTING ACTIVITIES

     The Company's investing activities for the year ended December 31, 2000 consisted primarily of property and equipment purchases of $2.0 million. The Company also invested approximately $285,000 in a television pilot program.

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

  FINANCING ACTIVITIES

     During the year ended December 31, 2000, financing activities used $3.7 million in cash. The most significant use of cash was the repayments to related parties totaling $1.1 million and repayment of notes and leases payable totaling $2.2 million. The Company had a decrease of $219,000 in borrowings under the Company's Credit Facility. Other financing activities included repayments to individuals totaling $21,000, loan closing fees of $150,000 and other borrowings totaling $44,000.

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

  Recent Accounting Pronouncements

     In 2000, the FASB issued FASB Interpretation No. 44, "An Interpretation of APB Opinion No. 25 -- Accounting for Stock Issued to Employees. Interpretation No. 44 permits companies to account for stock options granted to non-employee directors in accordance with APB Opinion No. 25. The Company adopted Interpretation No. 44 effective July 1, 2000, and has recognized the cumulative effects of this accounting change in its December 31, 2000 financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is not exposed to market risk from changes in marketable securities, as the Company has no such instruments.

     The Company is exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under the Credit Facility since amounts borrowed under the Credit Facility accrue interest at a fluctuating rate equal to the prime lending rate ("Prime") plus 3.5%. The outstanding balance of the Company's borrowings under the Credit Facility at December 31, 2000 was $20.7 million. Market risk is estimated as the potential increase in interest rate for borrowings under the Company's Credit Facility resulting from an increase in Prime. Based on borrowings under the Credit Facility at December 31, 2000, a hypothetical increase of 1.00% in Prime increases the Company's cost of borrowings by approximately $206,000 annually. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     The Company's operations are all originated within the United States and therefore conducts all business transactions in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth following the signature page hereof beginning on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers and directors of the Company:

NAME                                        AGE                    POSITION
----                                        ---                    --------
                                            52    President, Chief Executive Officer and
Stephen D. Halliday.......................        Director
Tracy C. Freeny...........................  56    Chairman of The Board
John B. Damoose...........................  54    Director
Jay A. Sekulow............................  44    Director and Vice Chairman of the Board
David E. Grose............................  48    Vice President and Chief Financial Officer
Kerry A. Smith............................  38    Vice President
Philip G. Evans...........................  38    Vice President and General Counsel

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

     Tracy C. Freeny is a founder of the Company and has served as Chairman of the Board since the formation of the Company in May 1991 and served as President from such time until October 1998. From 1970 until 1990 Mr. Freeny operated a life insurance agency affiliated with Phoenix Mutual Life Insurance Company and is a lifetime member of the life insurance industry Million Dollar Roundtable. In 1990, Mr. Freeny went to work for AmeriTel Communications, Inc. ("AmeriTel") a reseller of long distance telephone services and in 1991 was part of the acquisition of the assets of AmeriTel, which began the Company. Mr. Freeny graduated from Oklahoma State University with a bachelor of arts degree in finance. In

July 1998, Mr. Freeny agreed to a cease and desist order issued by the Securities and Exchange Commission regarding the violation of various federal securities laws. Mr. Freeny is also a defendant in a suit initially brought by a shareholder on behalf of the Company. For more information regarding these matters, see Item 3 above.

     John B. Damoose has been a director of the Company since October 1998. Since May 1997, Mr. Damoose has been President of two non-profit organizations, Religious Heritage of America Foundation and Freedom of Ministries of America. Prior to that, from May 1996 until May 1997, he served as Co-President of the Christian Broadcasting Network and from November 1993 until May 1996 he served as Senior Vice President -- Marketing and Communications for International Family Entertainment. Mr. Damoose also held various management positions with Chrysler Corporation from November 1982 through November 1993, most recently serving as Vice President of Worldwide Marketing. Mr. Damoose graduated from the University of Michigan with a bachelor of science degrees in economics/political science and Columbia University with a masters degree in business administration.

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

     Philip G. Evans has been a Vice President and General Counsel of the Company since August 2000. Mr. Evans previously served as Vice President of Business and Legal Affairs of the Continental Basketball Association. Mr. Evans joined the CBA from International Family Entertainment where he was responsible for negotiating and drafting a wide variety of contracts for the marketing, advertising, sales, affiliate relations, and international and human resources division of the company's The Family Channel and FIT TV cable television networks. Mr. Evans began his legal career at Latham & Watkins. Mr. Evans graduated from the University of Virginia School of Law and he also earned a bachelor's degree in History and Economics from the University of Virginia.

  Board of Directors Matters

     All directors hold offices until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. Each officer serves at the discretion of the Board of Directors, subject to the terms of certain employment agreements described below.

     The Board of Directors has established an Audit Committee and a Compensation/Nominating Committee. The Audit Committee is composed of Mr. Sekulow. The Audit Committee is responsible for (a) reviewing the scope of, and the fees for, the annual audit of the Company, (b) reviewing with the independent auditors the Company's accounting practices and policies, (c) reviewing with the independent auditors their final report, (d) reviewing with internal and independent auditors overall accounting and financial controls and
(e) being available to the independent auditors for consultation purposes.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid the Company's chief executive officer and vice presidents of the Company for services rendered in 1999 and 2000 (collectively, the "Named Executive Officers"). See Item 13 below for a description of transactions involving Mr. Halliday and the directors of the Company.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                                --------------------                ---------------------------------
                                                                       RESTRICTED     SECURITIES
                                                                         STOCK        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                     SALARY($)   BONUS(S)     AWARDS     OPTIONS/SARS(#)   COMPENSATION($)
---------------------------                     ---------   --------   ----------   ---------------   ---------------
Stephen D. Halliday....................  2000   $600,000          --       --           27,296              --
  President and Chief Executive Officer  1999   $487,500    $100,000       --               --              --
David E. Grose.........................  2000   $110,000    $ 15,000       --               --              --
  Vice President and Chief Financial
    Officer
Kerry A. Smith.........................  2000   $215,000    $ 50,000       --               --              --
  Vice President                         1999   $215,000    $ 50,000       --               --              --

     The following table sets forth the information regarding the options granted to the Named Executive Officers of the Company in 2000 and 1999:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF STOCK
                                              INDIVIDUAL GRANTS                         PRICE APPRECIATION FOR OPTION TERM
                         -----------------------------------------------------------   ------------------------------------
                                         PERCENT OF
                          NUMBER OF        TOTAL
                          SECURITIES    OPTIONS/SARS
                          UNDERLYING     GRANTED TO    EXERCISE OR
                         OPTIONS/SARS   EMPLOYEE IN       BASE
NAME                      GRANTED(#)    FISCAL YEAR    PRICE($/SH)   EXPIRATION DATE     0%          5%            10%
----                     ------------   ------------   -----------   ---------------   -------   -----------   ------------
Stephen D. Halliday....     6,824           25%          $28.86       July 1, 2004       n/a       $14,174       $ 69,460
                            6,824           25%          $28.86       July 1, 2005       n/a       $24,730       $ 96,100
                            6,824           25%          $28.86       July 1, 2006       n/a       $35,813       $125,404
                            6,824           25%          $28.86       July 1, 2007       n/a       $47,451       $157,638
Philip G. Evans........       375           25%          $25.20       July 1, 2010       n/a       $ 5,943       $ 15,061
                              375           25%          $25.20       July 1, 2010       n/a       $ 5,210       $ 12,833
                              375           25%          $25.20       July 1, 2010       n/a       $ 4,512       $ 10,807
                              375           25%          $25.20       July 1, 2010       n/a       $ 3,847       $  8,965
David E. Grose.........       375           25%          $25.20       July 1, 2010       n/a       $ 5,943       $ 15,061
                              375           25%          $25.20       July 1, 2010       n/a       $ 5,210       $ 12,833
                              375           25%          $25.20       July 1, 2010       n/a       $ 4,512       $ 10,807
                              375           25%          $25.20       July 1, 2010       n/a       $ 3,847       $  8,965
Kerry A. Smith.........       750           25%          $25.20       July 1, 2010       n/a       $11,886       $ 30,122
                              750           25%          $25.20       July 1, 2010       n/a       $10,420       $ 25,665
                              750           25%          $25.20       July 1, 2010       n/a       $ 9,024       $ 21,614
                              750           25%          $25.20       July 1, 2010       n/a       $ 7,694       $ 17,931

  Halliday Employment Agreement

     Effective as of May 26, 2000 (the "Commencement Date"), the Company entered into an amended and restated employment agreement with an initial effective date of October 1998 (the "Halliday Employment Agreement") with Stephen D. Halliday, President, Chief Executive Officer and a director of the Company. The initial term of the Halliday Employment Agreement is for five years, with automatic one-year extensions. Pursuant to the Halliday Employment Agreement, Mr. Halliday initially received an annual salary of $450,000 which was increased to $600,000 on October 1, 1999, subject to annual review by the board of directors of the Company, which shall increase his salary at the annual consumer price index rate of increase and may further increase but not decrease such salary at the board of directors discretion. Mr. Halliday is also entitled to receive various medical, dental and group insurance, pension and other retirement benefits, disability and other benefit plans and vacation as the Company makes available to its senior executive officers. Mr. Halliday may be terminated in the event of his disability, for cause (as defined in the Halliday Employment Agreement) or without cause and Mr. Halliday may terminate his employment for good reason (as defined in the Halliday Employment Agreement, which includes any termination of Mr. Halliday's employment by the Company other than for cause and any change of control of the Company). If Mr. Halliday is terminated for cause or without cause (subject to the right of Mr. Halliday to terminate his employment for good reason) because of his death, he or his estate, as the case may be, will receive his salary and other benefits accrued as of the date of termination or death. If Mr. Halliday's employment is terminated as a result of his disability, Mr. Halliday will receive his salary and other benefits accrued as of the date of disability and 60% of his base salary for the period of disability but not exceeding the remaining term of the Halliday Employment Agreement. If Mr. Halliday terminates his employment for good reason, he is entitled to continue to receive his base salary for the remaining term of the Halliday Employment Agreement and, in addition, all his Common Stock and options to purchase Common Stock will continue to vest and he will receive upon each vesting date a cash bonus which will equal all taxes payable by Mr. Halliday as a result of the vesting of the Common Stock and the payment of this bonus. If the Company intends to terminate Mr. Halliday's employment without cause, it must give him notice and he is entitled to terminate his employment for good reason.

     Pursuant to the Halliday Employment Agreement, as of July 1, 2000, the Company issued Mr. Halliday 4,549 shares of Common Stock subject to certain vesting requirements. This issued stock vests as follows: 50% of the shares vested on July 1, 2000 and 25% of the shares will vest on each July 1 thereafter. If Mr. Halliday fails to serve as an officer of the Company, all unvested shares will be forfeited unless Mr. Halliday terminated his employment for good reason. Additionally, Mr. Halliday is to receive a cash bonus after any portion of these shares vests that will equal all taxes payable by him as a result of the vesting and the payment of this bonus.

     The Halliday Employment Agreement also granted Mr. Halliday two options to purchase shares of Common Stock. The first option effective as of the Commencement Date granted Mr. Halliday options to purchase 27,296 shares (3% of fully diluted outstanding Common Stock as of such date) at $28.86 per share (the fair value of the Common Stock as of February 1, 1998, as was determined by a third party appraiser) (the "Exercise Price"). These options are subject to the following vesting schedule: 25% of the options vested on July 1, 1999, 25% of the options vested on July 1, 2000 and 25% of the options vest on each July 1 thereafter. The second option, which will be effective three years after the Commencement Date, will entitle Mr. Halliday to purchase 2% of the fully diluted outstanding Common Stock as of such date at the Exercise Price plus 25%. The second option vests as follows: 50% of the options vest four years after the Commencement Date and 50% of the options vest five years after the Commencement Date. If Mr. Halliday fails to serve as an officer of the Company, unless he terminated his employment for good reason, the vesting will immediately cease; however, Mr. Halliday can exercise all vested options after such time until the termination of the options. All of these options will vest upon any sale of the Company. Once an option to purchase shares has vested it will remain exercisable for five years from such vesting date.

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

  Smith Employment Agreement

     Effective as of January 1, 2001 (the "Effective Date"), the Company entered into a one-year employment agreement (the "Smith Employment Agreement") with Kerry A. Smith, a Vice President of the Company. Pursuant to the Smith Employment Agreement, Mr. Smith receives an annual base salary of $240,000 and a bonus of $35,000. The Company may terminate this Agreement at any time during the term in which case Mr. Smith shall be entitled to receive severance pay equal to four (4) months of base salary plus guaranteed bonus.

  Evans Employment Agreement

     Effective August 1, 2000, the Company entered into a two-year employment agreement (the "Evans Employment Agreement") with Philip G. Evans, Vice President & General Counsel of the Company. Pursuant to the Evans Employment Agreement, Mr. Evans receives an annual base salary of $170,000 in year one, and $190,000 in year two. Mr. Evans is also eligible to receive a bonus of up to $30,000 annually. The Company may terminate the Evans Employment Agreement at any time and for any reason whatsoever upon ninety (90) days' notice to Mr. Evans. If the Company notifies Mr. Evans of its election to terminate Mr. Evans before the first anniversary of the Effective Date, Mr. Evans shall be entitled to receive severance pay equal to six (6) months pay (payable in a lump sum or over the course of such period, at the option of the

Company) and health insurance for such period. If the Company notifies Mr. Evans of its election to terminate Mr. Evans between the first anniversary of the Effective Date and the second anniversary of the Effective Date, Mr. Evans shall be entitled to receive severance pay equal to four (4) months pay (payable in a lump sum or over the course of such period, at the option of the Company) and health insurance for such period.

  Freeny Employment Agreement

     Effective as of the Commencement Date (i.e. May 24, 1999), the Company entered into an employment agreement (the "Freeny Employment Agreement") with Tracy C. Freeny, Chairman of the Board of the Company, as consideration for the additional services Mr. Freeny performs for the Company. The initial term of the Freeny Employment Agreement is for five years, with automatic one-year extensions. Pursuant to the Freeny Employment Agreement, Mr. Freeny receives an annual salary of $300,000, subject to annual review by the board of directors of the Company, which shall increase his salary at the annual consumer price index rate of increase and may further increase but not decrease such salary at the board of directors discretion. Mr. Freeny is also entitled to receive various medical, dental and group insurance, pension and other retirement benefits, disability and other benefit plans and vacation as the Company makes available to its senior executive officers. Mr. Freeny may be terminated in the event of his disability, for cause (as defined in the Freeny Employment Agreement) or without cause and Mr. Freeny may terminate his employment for good reason (as defined in the Freeny Employment Agreement, which includes any termination of Mr. Freeny's employment by the Company other than for cause and any change of control of the Company). If Mr. Freeny is terminated for cause or without cause (subject to the right of Mr. Freeny to terminate his employment for good reason) because of his death, he or his estate, as the case may be, will receive his salary and other benefits accrued as of the date of termination or death. If Mr. Freeny's employment is terminated as a result of his disability, Mr. Freeny will receive his salary and other benefits accrued as of the date of disability and 60% of his base salary for the period of disability but not exceeding the remaining term of the Freeny Employment Agreement. If Mr. Freeny terminates his employment for good reason, he is entitled to continue to receive his base salary for the remaining term of the Freeny Employment Agreement and, in addition, one year following the date of his termination. If the Company intends to terminate Mr. Freeny's employment without cause, it must give him notice and he is entitled to terminate his employment for good reason. Pursuant to a separate written agreement, Mr. Freeny has agreed to defer certain accrued distributions allegedly owed to him by the Company and has been paid for such agreement. See Item 13 -- Certain Relationships and Related
Transactions -- Transactions with Messrs. Freeny and Thompson.

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

     Effective as of December 31, 1999, Mr. Telling resigned as a director and employee of the Company and in connection with such resignation, the Company and Mr. Telling entered into a letter agreement (the "Resignation Agreement"). The Resignation Agreement provides for the same terms as the 1997 Agreement and as a result Mr. Telling received payments totaling $500,000 in 2000 and will receive $250,000 per year from January 1, 2001 until May 1, 2004. Mr. Telling received total compensation of $736,000 in 2000 composed of $500,000 in salary and severance pay, $187,000 in stock grants and $49,000 for taxes owed on the stock grants. Also, the Resignation Agreement provides (a) that the Restricted Shares immediately vested and required the Company to pay Mr. Telling a cash bonus equal to all taxes payable by him as a result of the vesting and the payment of the bonus and (b) the Options remain in effect and will become exercisable on the terms provided in the 1997 Agreement. The Resignation Agreement also provided for a mutual release between Mr. Telling and the Company and Mr. Telling agreed to certain non-competition covenants.

     Mr. Telling prior to joining the Company had been a founder and president of Hebron. He continued that position while employed by the Company and holds that position currently.

  Stock Agreements

     Each of Jay A. Sekulow and John B. Damoose (each a "Party"), directors of the Company, have entered into amended and restated stock agreements with an initial effective date of October 1998 with the Company (the "Stock Agreements"). The Stock Agreements are effective May 26, 2000, and provide that the party thereto (the "Party") shall receive certain compensation for his agreement to continue service as a director of the Company. On July 1, 2000, the Company issued each Party 4,549 shares of Common Stock, subject to certain vesting requirements. This issued stock vests as follows: 50% of the shares vested on July 1, 2000 and 25% of the shares vest on each July 1 thereafter. If a Party fails for any reason to serve as a director, all unvested shares will be forfeited. Additionally, each Party is to receive a cash bonus after any portion of these shares vests that will equal all taxes payable by the Party as a result of the vesting and the payment of this bonus.

     The Stock Agreements also grant each Party options to purchase a certain number of shares of Common Stock at the Exercise Price. Messrs. Sekulow and Damoose received options to purchase 27,296 shares (3.0% of fully diluted outstanding Common Stock as of such date) and 9,099 shares (1.0% of fully diluted outstanding Common Stock on such date), respectively. These options are subject to the following vesting schedule: 25% of the options vested on July 1, 1999, 25% of the options vested on July 1, 2000 and 25% of the options vest on each July 1 thereafter. If a Party ceases to serve as a director, the vesting will immediately cease; however, the Party can exercise all vested options after such time until the termination of the options. All of the options will vest upon any sale of the Company. Once an option to purchase shares has vested it will remain exercisable for five years from such vesting date.

     Tracy Freeny also individually agreed for a period of five years from the execution of such agreement to vote all of his shares of Common Stock for the Party for election to the board of directors of the Company. Also pursuant to a stock agreement with Mr. Sekulow which was replaced by the Stock Agreement, Carl Thompson agreed to vote for Messrs. Halliday, Damoose and Sekulow's election to the board of directors of the Company. In June 1999, Mr. Thompson executed an agreement pursuant to which he agreed to honor his agreements contained in such prior agreement.

  Separation Agreement with Carl Thompson

     In April 1998, Mr. Thompson resigned as Senior Vice President and director of the Company. In connection with such resignation, the Company, authorized by Mr. Freeny, and Mr. Thompson entered into an agreement pursuant to which Mr. Thompson will receive (a) $40,000 a month until all accrued and unpaid distributions ($995,952 as of the date of the agreement) have been paid, (b) $20,000 a month for the remainder of his life so long as Mr. Thompson does not take any action significantly detrimental to the Company. The Company paid Mr. Thompson the last of his accrued and unpaid distributions in March 2000, and has been paying Mr. Thompson $20,000 per month since April 1998. The agreement also contains certain non-competition provisions, which Mr. Thompson was required to comply with until April 1999.

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

     Pursuant to the Plan, the Company may from time to time grant to employees, directors and consultants of the Company and its affiliates, Shares, options to purchase Shares ("Options"), and stock appreciation rights. Shares issued under the Plan shall be restricted shares, which are subject to cancellation upon such terms and conditions as may be determined by the Company.

     Options under the Plan may be either incentive stock options, which receive special tax treatment or non-qualified options, which do not receive such special tax treatment. Incentive stock options will expire not more than ten years from the date of grant. In addition, it is expected that non-qualified options will generally expire not more than ten years from the date of grant.

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

     Stock appreciation rights may be granted in tandem with options or may be freestanding. The terms of stock appreciation rights may be amended from time to time by the Committee. Payment to participants upon the exercise of stock appreciation rights will generally be made in cash or in shares (such shares to be valued at their fair market value on the date of exercise of the stock appreciation rights). Tandem stock appreciation rights may be granted at the time a grant is made under the Plan or added to outstanding grants, provided that in the case of stock appreciation rights granted in tandem with incentive stock options, such grant may only be made at the time of the grant of the incentive stock option.

     The Committee has approved grants of Options to purchase up to 24,500 Shares effective July 1, 2000, of which Options to purchase 3,000 Shares, 1,500 Shares and 1,500 Shares have been issued to Mr. Smith, Mr. Evans and Mr. Grose, respectively. The remainder of the Options has been issued to non-officer employees.

  Potential Actions Against Chairman

     Company Directors John Damoose and Jay Sekulow (the "Investigative Committee") are conducting an inquiry into whether the Company has causes of action against Mr. Freeny arising out of certain transactions involving Mr. Freeny. In September 2000, the Investigative Committee retained the Washington, D.C. law firm Wilmer, Cutler & Pickering to assist the Investigative Committee in its inquiry. The Investigative Committee and its attorneys have conducted a review of a variety of transactions.

     The Investigative Committee has discussed with Mr. Freeny that it believes the Company has causes of action against Mr. Freeny. The Investigative Committee intends to address the claims against Mr. Freeny as appropriate and also to address any other claims that the Company may have.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of Common Stock, $0.10 par value of the Company ("Common Stock"), as of March 31, 2001, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each Named Executive Officer (as defined in Item 6 below) and
(d) all executive officers and directors as a group. The Company believes that each of such stockholders has the sole voting and dispositive power over the shares held by such stockholder except as otherwise indicated.

                                                                  SHARES OWNED
                                                              --------------------
NAME                                                          NUMBER    PERCENTAGE
----                                                          -------   ----------
Executive Officers and Directors:
  Stephen D. Halliday(1)....................................   18,197        --
  Tracy C. Freeny(2)........................................  156,543      18.6
  John B. Damoose(3)........................................    9,499        --
  Jay A. Sekulow(4).........................................   51,250        --
  David E. Grose............................................       --        --
  Kerry A. Smith............................................       --        --
  Philip G. Evans...........................................       --        --
  All Executive Officers and Directors as a Group (8
     Persons) (1)(2)(3)(4)..................................  235,489      27.9
Other 5% Stockholders:
  Sharon Freeny(5)..........................................  156,543      18.6
  Harvey Price(6)...........................................   50,000       5.9
  Donald Price(7)...........................................   50,000       5.9

---------------

(1) Includes 13,648 shares subject to options held by Mr. Halliday and 2,274 shares under stock grants, which shares are subject to forfeiture pursuant to the terms of the Halliday Employment Agreement (as defined herein).

(2) Includes 154,343 shares held jointly by Mr. Freeny and his wife and 2,200 shares held by Mr. Freeny's minor son. Mr. Freeny disclaims beneficial ownership of the shares owned by his minor son. Mr. Freeny's address is 6220 N.E. 113th Street, Edmond, Oklahoma 73034.

(3) Includes 4,549 shares subject to options held by Mr. Damoose and 2,274 shares under stock grants, which shares are subject to forfeiture pursuant to the terms of the Stock Agreement (as defined herein). Mr. Damoose also has the option to acquire shares upon the conversion of the Damoose Note (as defined herein), however, the number of shares issuable upon conversion cannot be determined because the conversion price is not currently ascertainable. The Damoose Note is convertible at any time into shares of Common Stock, at the option of Damoose, at per share price equal to the lower of (x) the fair market value of the Common Stock on January 1, 1998, as determined by an appraisal, or (y) the lowest publicly traded price of the Common Stock three months following the establishment of a public trading market for the Common Stock. There is no minimum conversion price for the Damoose Note.

(4) Includes 13,648 shares subject to options held by Mr. Sekulow and 29,653 shares held by CASE; and 2,274 shares under stock grants, which shares are subject to forfeiture pursuant to the terms of the Stock Agreement (as defined herein). CASE also has the right to acquire shares upon the conversion of the CASE Note (as defined herein), however, the number of shares issuable upon conversion cannot be determined because the conversion price is not currently ascertainable. The CASE Note is convertible at any time into shares of Common Stock, at the option of CASE, at per share price equal to the lower of (i) the fair market value of the Common Stock on January 1, 1998, as determined by an appraisal, or (ii) the lowest publicly traded price of the Common Stock three months following the establishment of a public trading market for the Common Stock. There is no minimum conversion price for the CASE Note.

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

     From 1994 until 1997, the Company paid distributions to all shareholders including distributions of $443,100 to Mr. Freeny and $160,100 to Mr. Thompson. From July 1, 1995, the Company paid distributions to all shareholders except Messrs. Freeny and Thompson. As to them, the Company annually accrued distributions for 1995, 1996 and 1997 of $849,118, $1,659,443 and $1,260,343,
respectively, to Mr. Freeny and annually accrued distributions for 1995, 1996 and 1997 of $301,827, $582,459 and $433,010, respectively, to Mr. Thompson on their shares of Common Stock. These distributions were accrued on the same per share basis as paid to all other shareholders of the Company. As of December 31, 2000, the Company's financial statements reflect outstanding non-interest bearing accrued distributions alleged payable to Mr. Freeny of $3,200,000. Pursuant to the Thompson Separation Agreement (See Item 11), the Company began paying Mr. Thompson monthly installments of $40,000 towards these accrued but unpaid distributions and such amounts have been paid in full.

     In a letter agreement dated July 14, 1999, the Company and Mr. Freeny agreed to defer payment of such amounts allegedly owed to Mr. Freeny until such time as the Company's financial condition further improved and it had funds available, legally and in good business practice, to pay any such accrued distributions. In consideration for this deferral and Mr. Freeny's subordination of the accrued distributions to the Coast Loan, the Company agreed to pay him, in addition to his salary, $300,000 per year until the payment of the accrued distributions was resumed and, if resumed, all amounts paid to Mr. Freeny pursuant to the agreement would be credited against his accrued distributions. During the years ended December 31, 2000 and 1999, these payments totaled $225,000 and $150,000, respectively.

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

                                            ORIGINAL
DATE                          PAYEE         PRINCIPAL     MATURITY DATE            PAYMENT STATUS
----                     ----------------   ---------   ------------------   --------------------------
June 1, 1995...........  Carl Thompson      $100,000    May 31, 1997         paid in full at maturity
August 31, 1995........  Willeta Thompson    658,813    August 31, 1997      paid in full in March 1998
September 30, 1995.....  Tracy Freeny        318,134    September 30, 1997   paid in full at maturity
October 31, 1995.......  Tracy Freeny        962,120    October 31, 1997     paid in full at maturity
November 30, 1995......  Tracy Freeny         29,765    November 30, 1997    paid in full at maturity
December 31, 1995......  Tracy Freeny          9,399    December 31, 1997    paid in full at maturity
March 31, 1996.........  Tracy Freeny        343,501    March 31, 1998       paid in full at maturity
October 23, 1996.......  Tracy Freeny        345,000    demand note          paid in full in May 1997

     Mr. Freeny never fully disclosed all relevant information to the current Board regarding the history of the Stock Transactions. Consequently, in January 1999, the Board approved a settlement with a shareholder believing incorrectly that the shareholder had purchased $750,000 worth of stock from the Company in October 1995 and received a redemption agreement from the Company. The Board subsequently discovered that the stock had been purchased from Mr. Freeny, not the Company, yet the Company had been caused by Mr. Freeny to issue a redemption agreement. Through December 31, 2000, the Company has redeemed 5,278 shares and paid a total of $1,060,000 in connection with these redemptions. The amounts paid consisted of $790,000 for the amounts paid by the stockholders and $270,000 for the specified rate of return, as described in the agreements for a total payment of $200.72 per share.

     In December 1997 Mr. Thompson borrowed $400,000 from a shareholder of the Company, Aubrey Price, and subsequently loaned all of the proceeds therefrom to the Company. Mr. Thompson then directed the Company to make all payments in respect of his loan to the Company to the shareholder in satisfaction of his loan to Mr. Thompson. This loan bore interest at an imputed rate of 51% based on repayment of the loan in 10 monthly payments of $50,000. This loan has been paid in full.

     Additionally, during 1996, 1997 and 1998, Messrs. Freeny and Thompson and Tom Anderson, Mr. Thompson's son-in-law, periodically made short-term, non-interest bearing loans to the Company for working capital that remained outstanding from one day to up to three months. The following table sets forth the amounts advanced and repaid during such periods:

                                1996                    1997                    1998
PARTY                          LOANS     REPAYMENTS    LOANS     REPAYMENTS    LOANS     REPAYMENTS
-----                         --------   ----------   --------   ----------   --------   ----------
Tracy Freeny................  $845,000    $500,000    $601,000    $946,000    $497,824    $400,000
Carl Thompson...............   155,000     155,000     120,000     120,000          --          --
Tom Anderson................   120,000     120,000          --          --          --          --

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

     Mr. Freeny received payments of $606,000 and $525,000 in 1999 and 2000, respectively, consisting of salary, bonus and distributions.

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

     The Company compensated VisionQuest for its service through a variety of arrangements including commissions, hourly fees and overhead and expense reimbursements and paid from 1995 to 1998 a total of $31,573,000 to VisionQuest. In 1995, 1996, 1997 and 1998, the Company's total payments to VisionQuest were $11,103,000, $8,987,000, $5,274,000 and $6,209,000, respectively, which resulted in the Company paying VisionQuest an effective hourly rate of $36, $31, $33 and $50, respectively, in those years. The Company now believes it paid higher rates for VisionQuest's services than it would have paid to an independent service provider. The Company believes that the amounts it paid to VisionQuest for telemarketing services could have been $2.0 million to $4.0 million higher than what it could have obtained in an arms-length transaction from an unaffiliated third party. This estimate is based upon an estimate of available third party telemarketing rates, but there can be no assurance that the Company could have obtained such services at such rates on otherwise acceptable terms. For instance, VisionQuest gave priority to the Company's requests, and agreed to do business with the Company without long term or minimum purchase agreements.

     Mr. Freeny received compensation from VisionQuest in 1995, 1996 and 1997 totaling approximately $303,600, $414,000 and $6,500, respectively; Mr. Thompson received compensation from VisionQuest in 1995, 1996 and 1997 totaling approximately $292,000, $378,000 and $5,800, respectively; and Mr. Rohrer received compensation from VisionQuest in 1995, 1996 and 1997 totaling approximately $367,000, $503,000, and $590,000, respectively. The amount of compensation received by Mr. Rohrer in 1998 is not known. In January 1997 all compensation paid to Messrs. Freeny and Thompson from VisionQuest was discontinued.

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

  Transactions with Hebron

     Messrs. Telling, Freeny, Thompson and others formed Hebron in December 1995 to provide certain telecommunications services to the Company. By February 1999, Hebron's primary assets consisted of various equipment and leases for equipment utilized in telecommunications switching network services ("Switching Assets"), a 20-story, 195,000 square foot office tower in Oklahoma City, Oklahoma, where the Company's principal executive offices and some of its operations are located, and certain assets jointly-developed with the Company and used in connection with the Company's Internet operations ("Internet Assets").

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

     In December 1995, the Company advanced Hebron $170,000 to make the cash payment to purchase the office building owned by Hebron. This advance was interest free and repaid in March 1996. Beginning in 1996, the Company leased office space from Hebron. Since January 1998, the Company's principal executive offices and office space for some of its operations were being leased from Hebron. During 1998, 1999 and 2000, the Company incurred rent expense payable to Hebron of approximately $380,000, $545,000 and $530,000, respectively. The Company believes that the terms of the lease with Hebron were comparable to the rate available in an arm's length transaction with an unaffiliated third party.

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

     Each of Messrs. Freeny and Thompson served as directors and officers of Hebron from its formation until November 1996 and are shareholders of Hebron and John Damoose, a director of the Company, is a former director of Hebron. Messrs. Telling, Freeny and Thompson received stock in Hebron for serving as directors of Hebron. As of December 31, 1999, Mr. Telling and his wife, collectively, and Messrs. Freeny and Thompson owned 8.80%, 5.87%, and 5.87%, respectively, of the outstanding stock of Hebron. Mr. Damoose does not own any stock in Hebron and receives no compensation for serving as a director of Hebron. In December 1998, Messrs. Freeny and Thompson each returned the 2,500 shares of Hebron stock they received for serving as directors of Hebron.

     Effective February 1, 1999, the Company began operating the Switching Assets and the Internet Assets and, in April 2000 acquired all of such assets (the "Hebron Acquisition"). At the closing of the Hebron Acquisition, the Company paid to Hebron the following: (i) as consideration for the Switching Assets, $567,073 in the form of a promissory note (the "Switch Note") and (ii) as consideration for the Internet Assets, $584,295 in the form of a promissory note ("Internet Note"). Also, the Company issued to Hebron a promissory note ("Payables Note") in the amount of $2,274,416 as consideration for amounts owed by the Company directly to Hebron for switching services prior to February 1, 1999. Also, in connection with the Hebron Acquisition, the Company assumed the following liabilities of Hebron: (a) all liabilities under contracts related to the Switching Assets and Internet Assets, (b) the costs of Hebron in excess of its revenues in winding up its business from February 1, 1999 until May 1, 2001 with such costs not to exceed $1,156,000, with any such payments to be credited against the outstanding principal balance of the Switch Note and Internet Note, and (c) all outstanding accounts payable of Hebron to unaffiliated third parties which result from the use by the Company of the Switching Assets which totaled $2,338,580. One of the contracts assumed by the Company is a six year contract between Hebron and IXC pursuant to which Hebron contracts for services guaranteeing IXC a minimum of $550,000 monthly revenue from such contract.

     All of the Company's obligations pursuant to the Switch Note, Internet Note and Payables Note are guaranteed by Mr. Freeny, with such guaranty being secured by a pledge of 50,000 shares of Common Stock owned by Mr. Freeny. At the closing of the Hebron Acquisition, each of Messrs. Freeny and Thompson and another individual delivered 20,000 shares of Hebron Stock owned by each of them to Hebron and in return Hebron transferred to each 2,000 shares of AmeriVision Common Stock owned by Hebron.

     The Switch Note and the Internet Note have identical terms which are as follows: interest accrues at 12.50% per annum for the first nine months after issuance and 16.25% per annum thereafter, accrued interest is paid monthly in arrears, principal is payable in six equal installments with the first payable due 13 months from issuance and continuing each month thereafter until paid in full 18 months from such issuance and all obligations under these notes is subordinated to the Coast Loan. The Payables Note was issued effective as of February 1, 1999 and its terms are identical to the Switch Note and the Internet Note except that the outstanding principal amount of the Payables Note was due and payable in one installment on August 31, 2000, which the Company has not paid due to certain bank covenant restrictions. Accordingly, the interest rate for the Payables Note has increased to 18.0% per annum. The balance of the Payables Note has been reduced to $1.5 million as of March 31, 2001 from the original note amount of $2.3 million.

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

  Transactions with Directors

     Jay A. Sekulow, a director of the Company, is Chief Executive Officer, a director and 50% shareholder of Regency Productions, Inc. ("Regency"), and, through Regency, hosts a daily nationally syndicated radio talk show and Mr. Sekulow advertises the long distance services of the Company during the show. Through July 2000, the Company paid Regency as much as $159,000 per month to fund a portion of the cost that Regency incurs in creating this show. This amount was reduced to $130,000 in August 2000, $50,000 in September

2000 and a total of $95,350 for October through December 2000. Payments starting in October 2000 are based on a sales formula but in any event will not exceed $50,000 per month. In 1998, 1999 and 2000, these payments were $1,918,000,
$1,908,000 and $1,388,350, respectively. The Company estimates that it has received over 150,000 customer subscriptions as a result of advertising during Mr. Sekulow's show.

     Regency also receives 10% of certain collected long distance revenues from the customers subscribed as a result of the advertising during the show, the same consideration paid to all unaffiliated non-profit organizations by the Company for their endorsement. Mr. Sekulow is also Chief Counsel of ACLJ and President and a director of CASE, each of which provides its membership list to the Company in return for receiving 10% of certain collected revenues from members of such organizations who become customers of the Company, the same arrangement that all other non-profit organizations have with the Company. For 1998, 1999 and 2000, Regency, ACLJ and CASE collectively received aggregate payments from the Company as a result of these 10% payments (but not including amounts funded by the Company in respect of the radio show) of approximately $1,060,000, $1,107,000 and $1,010,000, respectively. Additionally, these non-profit organizations receive an agent commission ranging between 2% and 5% of certain collected revenues, which for 1997 and 1998 were approximately $168,000 and $497,000, respectively. Effective January 1, 1999, the Company entered into Royalty Agreements with each of Regency and CASE, pursuant to which the Company agreed to pay (a) Regency $110,500 in 1999 and $102,000 in each of 2000 and 2001 and (b) CASE $386,500 in 1999 and $395,000 in each of 2000 and
2001, in each case as settlement for all past royalties and agency claims by Regency and CASE, elimination of any agent commissions due after 2001 and certain non-competition agreements of Regency and CASE, and also in partial settlement of issues arising from the CASE Loan described below. The terms of the royalty agreements are substantially the same as arrangements under which the Company phased out the compensation of certain of its sales agents.

     From August 1997 through November 1997, CASE loaned the Company an aggregate of $1.0 million ("CASE Loan"). To obtain the CASE Loan, the Company made representations to CASE regarding the use of the CASE Loan proceeds and the effect of such uses on agent commission payments, which would be made to CASE. The CASE Loan accrued interest at 10% and was due within two years. Although some principal payments were made, the Company did not have the financial ability to fully repay the CASE Loan within the two year time period. Furthermore, the Company had failed to fulfill representations the Company had made on agent commissions that could be obtained as a result of the CASE Loan. Nonetheless, CASE consented to Coast's requirement that CASE subordinate the CASE Loan to the Coast loan. In April 1999, the outstanding principal balance and all accrued interest thereon of the CASE Loan was converted into a new note payable to CASE in the principal amount of $850,000, of which $588,183 was the remaining principal balance and accrued interest on the CASE Loan and $261,817 was a new loan from CASE to the Company (the "CASE Note"). The CASE Note bears interest at 10% per annum which is payable monthly and the entire outstanding principal balance is payable in full in April 2004 which can be extended at CASE's option for an additional five years on the same terms and conditions. The CASE Note is subordinated to the Coast Loan and is convertible at any time into shares of Common Stock, at the option of CASE, at a per share price equal to the lower of (i) the fair market value of the Common Stock on January 1, 1998, as determined by an appraisal, or (ii) the lowest publicly traded price of the Common Stock three months following the establishment of a public trading market for the Common Stock. Prior to the fourth anniversary of the Note, the Company has the right to prepay the CASE Note at a 10% premium to its then appraised value (including conversion value) ("Prepayment Right"). In connection with the issuance of the CASE Note, the Company has issued CASE warrants to purchase 3,400 shares of Common Stock for $0.01 per share. The Company believes that the terms and conditions of the CASE Loan and CASE Note were at least as favorable as the Company could have obtained in an arm's length transaction with an unaffiliated third party.

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

     From 1997 until October 1998, Mr. Halliday, the President, Chief Executive Officer and a director of the Company, was a partner in the law firm of WRF and Mr. Halliday continues to serve as Of Counsel with WRF for matters, which do not involve the Company. In 1998, 1999 and 2000, the Company paid WRF $741,000, $767,000 and $468,960, respectively, for legal fees and expenses. Mr. Halliday does not share in or otherwise benefit from the legal fees paid to WRF by the Company. WRF billed the Company its standard billing rates for work performed for the Company.

     In addition, Messrs. Halliday, Damoose and Sekulow received and are entitled to receive certain other payments from the Company more particularly described in Item 11 above.

  Other Miscellaneous Transactions

     In 1997, the Company entered into twenty-five year sales representative agreements with twenty-five of its key sales representatives, including, Tom Anderson, Mr. Thompson's son-in-law; Diana Riske, Mr. Telling's daughter; and Jeff Cato, Mr. Freeny's son-in-law. The agreements provide that the sales representatives will receive a commission of 3% of the net domestic billings of customers who subscribe to the Company's telecommunication services either directly or indirectly through any subscriber, business or organization procured as a result of the sales representatives contact with such subscriber, business or organization. In addition, the sales representatives will receive a commission of 1% of the net domestic billings of customers subscribed through any sales representative of the Company recruited by the sales representative. The sales representatives will receive substantially all of the payments under these agreements if they die or are terminated, with or without cause, during the term of the agreement. Another sales representative who also had a twenty-five year sales representative agreement, David Dalton, has received salary and commissions of $757,255, $667,585 and $934,540 for each of 1998, 1999 and 2000 under his agreement. For 1998, 1999 and 2000, Mr. Anderson, Ms. Riske and Mr. Cato received salary and commissions of approximately $206,000, $150,000 and $73,800; $55,000, $93,000 and $85,133; and $134,000, $133,000 and $142,500,
respectively. In April 1998, Mr. Anderson resigned as an employee of the Company and, pursuant to the terms of a separation agreement with Mr. Anderson, the Company will pay him 100% of all amounts under his agreement until the Company completes an initial public offering, at which point he will receive 75% of such amounts for as long as the customer continues long distance service with the Company. In January 1999, all but ten of the sales representatives who still had twenty-five year sales representative agreements, including Mr. Dalton and Ms. Riske, entered into new agreements with terms no longer than six years. In July 1999, Mr. Cato voluntarily agreed to terminate his contract and continues to work for the Company as a salaried employee. Of the remaining nine sales representatives with twenty-five year agreements, the Company settled with five of them and will make payments that will conclude by September 2002, and terminated the agreements with the other four. With respect to these four former sales representatives, the Company is obligated to pay them commissions for twenty-five years from the date of their termination.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

     The Financial Statements listed below are filed as part of this Form 10-K following the signature page hereof beginning on page F-1.

        Index to Consolidated Financial Statement

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1999 and 2000

        Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000

        Consolidated Statements of Stockholders' Deficiency for the Years Ended December 31, 1998, 1999 and 2000

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000

        Notes to Consolidated Financial Statements

     (b) Exhibits

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
        3.1            -- Certificate of Incorporation of the Company
        3.2            -- Bylaws of the Company
        3.3            -- Secretary certificate regarding amended and restated
                          bylaws
        4.1            -- Form of certificate representing shares of the Company's common stock
        4.2            -- Form of Type A Redemption Agreement
        4.3            -- Form of Type B Redemption Agreement
        4.4            -- Form of Type C Redemption Agreement
        4.5            -- Form of Type D Redemption Agreement
        4.6            -- Form of Convertible Note
        4.7            -- Promissory Note dated April 20, 1999, payable by the
                          Company to C.A.S.E., Inc.
        4.8            -- Promissory Note dated April 20, 1999, payable by the
                          Company to John Damoose
       10.1            -- Agreement, dated as of April 13, 1998, between the
                          Company and Carl Thompson
       10.2            -- First Amendment to April 13, 1998 Agreement between
                          Amerivision Communications, Inc. and Carl Thompson, dated
                          as of December 31, 1998, among the Company, Carl Thompson
                          and Willeta Thompson
       10.3            -- Amended and Restated Employment Agreement, dated as of
                          May 24, 1999 between the Company and Stephen D. Halliday
       10.4            -- Amended and Restated Stock Agreement, dated as of May 24,
                          1999, among the Company, Jay A. Sekulow and Tracy Freeny
       10.5            -- Amended and Restated Stock Agreement, dated as of May 24,
                          1999, among the Company, John Damoose and Tracy Freeny
       10.6            -- Employment Agreement, dated as of May 24, 1999, between the Company and John E. Telling
       10.7            -- Employment Agreement dated as of May 24, 1999 between the
                          Company and Tracy Freeny
       10.8            -- Reaffirmation of Commitments made in Employment Agreement of Stephen D. Halliday dated as of June 30, 1999
       10.9            -- Reaffirmation of Commitments made in Stock Agreement of
                          Jay A. Sekulow dated as of June 30, 1999
       10.10           -- Agreement effective January 1, 1999, between the Company and VisionQuest

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
       10.11           -- Telemarketing Services Agreement, effective as of January
                          1, 1999 Between the Company and VisionQuest
       10.12           -- Clarification to Agreement, effective as of June 9, 1999, by and Between the Company and VisionQuest
       10.13           -- Asset Purchase Agreement, dated as of April 30, 1999,
                          among Hebron, the Company, Tracy Freeny, Carl Thompson
                          and S. T. Patrick.
       10.14           -- Lease/License Agreement, dated as of April 30, 1999
                          between Hebron and the Company
       10.15           -- Form of Promissory Note payable by the Company to Hebron
                          (form to be used with respect to Switch Note and Internet
                          Note)
       10.16           -- Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by the Company to
                          Hebron
       10.17           -- Capital Stock Escrow and Disposition Agreement dated
                          April 30, 1999 among Tracy C. Freeny, Hebron and Bush
                          Ross Gardner Warren & Rudy, P.A.
       10.18           -- Loan and Security Agreement dated as of February 4, 1999 between
       10.18.1         -- Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Company and Coast
                          Business Credit
       10.18.2         -- Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Company and Coast Business
                          Credit
       10.19**         -- Telecommunications Services Agreement dated April 20,
                          1999 by and between the Company and WorldCom Network
                          Services, Inc.
       10.20**         -- Program Enrollment Terms dated April 20, 1999 between the
                          Company and WorldCom Network Services, Inc.
       10.21           -- Security Agreement dated April 20, 1999 by and between
                          the Company and WorldCom Network Services, Inc.
       10.22           -- Letter Agreement dated July 14, 1999 between the Company and Tracy C. Freeny
       10.23           -- Employment Agreement dated December 31, 1998, between the
                          Company And Kerry Smith
       10.24           -- Letter Agreement dated as of December 31, 1999 between
                          the Company And John Telling
       10.25           -- Royalty Agreement dated as of January 1, 1999 between the
                          Company And Regency Productions, Inc.
       10.26           -- Royalty Agreement effective as of January 1, 1999 between the Company and Christian Advocates Serving Evangelism,
                          Inc.
       10.27           -- Stock Incentive Plan
       21.1            -- List of subsidiaries of the Company

---------------

** Information from this agreement has been omitted because the Company has requested confidential treatment. The information has been filed separately with the Securities and Exchange Commission.

*** Incorporated by reference to the Company's Registration Statement on FORM
    10/A and FORM 10, as appropriate.

                                   SIGNATURES

     Pursuant to the requirements of the Section 12 of Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERIVISION COMMUNICATIONS, INC.

                                            By:   /s/ STEPHEN D. HALLIDAY
                                              ----------------------------------
                                                     Stephen D. Halliday
                                                President and Chief Executive
                                                            Officer

                                            By:     /s/ DAVID E. GROSE
                                              ----------------------------------
                                                        David E. Grose
                                              Vice President and Chief Financial
                                                            Officer
                                                (Principal Financial Officer)

                                            By:       /s/ JAY SEKULOW
                                              ----------------------------------
                                                         Jay Sekulow
                                                Vice Chairman of the Board and
                                                            Director

                                            By:      /s/ JOHN DAMOOSE
                                              ----------------------------------
                                                         John Damoose
                                                           Director

                                            By:      /s/ TRACY FREENY
                                              ----------------------------------
                                                         Tracy Freeny
                                                    Chairman and Director

Date: April 16, 2001

                        AMERIVISION COMMUNICATIONS, INC.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1999 AND 2000, AND
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Statements of Stockholders' Deficiency.........  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
AmeriVision Communications, Inc.
Oklahoma City, Oklahoma

     We have audited the accompanying consolidated balance sheets of AmeriVision Communications, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVision Communications, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                            Cole & Reed, P.C.

Oklahoma City, Oklahoma
March 9, 2001, except for the last paragraph of Note I, for which the effective date is March 27, 2001

                        AMERIVISION COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS

Current Assets
  Cash and cash equivalents.................................  $    991   $  1,104
  Accounts receivable, net of allowance for uncollectible
     accounts of $500 and $861 at December 31, 1999 and
     2000...................................................    16,743     14,341
  Prepaid expenses and other current assets.................       432        660
                                                              --------   --------
          Total Current Assets..............................    18,166     16,105
Other Assets
  Property and equipment, net...............................     5,775      5,360
  Net deferred income tax benefits..........................     3,600      3,100
  Covenants not to compete..................................     3,200      1,980
  Other assets..............................................       353        595
                                                              --------   --------
                                                                12,928     11,035
                                                              --------   --------
          Total Assets......................................  $ 31,094   $ 27,140
                                                              ========   ========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Revolving line of credit..................................  $ 20,880   $ 20,661
  Accounts payable and accrued expenses.....................    14,029     12,383
  Accrued interest payable..................................         5         15
  Short-term notes payable to individuals...................       553        399
  Loans and notes payable to related parties, current
     portion................................................     2,657      3,446
  Current portion of other notes payable and capital lease
     obligations............................................     2,300      1,935
                                                              --------   --------
          Total Current Liabilities.........................    40,424     38,839
Long-Term Debt to Related Parties, net of current portion...     5,425      3,517
Accrued Distributions to Related Party......................     3,201      3,201
Long-Term Debt, net of current portion......................     3,694      2,291
Common Stock Subject to Rescission..........................       469        331
Redeemable Common Stock, carried at redemption value
  Shares outstanding at December 31, 1999 and 2000:
     15,537.................................................     1,639      1,597
Stockholders' Deficiency
  Common Stock -- par value $0.10 per share, authorized
     1,000,000 shares total issued and outstanding at
     December 31, 1999 and 2000: 838,927 net of redeemable
     shares at December 31, 1999 and 2000: 823,390..........        82         82
  Additional paid-in capital................................    10,228     10,309
  Unearned compensation.....................................      (317)      (125)
  Retained earnings (deficit)...............................   (33,751)   (32,902)
                                                              --------   --------
          Total Stockholders' Deficiency....................   (23,758)   (22,636)
                                                              --------   --------
          Total Liabilities and Stockholders' Deficiency....  $ 31,094   $ 27,140
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net Sales...................................................  $124,232   $114,661   $100,077
Operating Expenses
  Cost of telecommunication services........................    48,787     53,050     44,000
  Cost of telecommunication services provided by related
     parties................................................    14,736      1,469         --
  Selling, general and administrative expenses..............    49,523     47,645     45,860
  Selling, general and administrative expenses to related
     parties................................................     6,805         --         --
  Depreciation and amortization.............................     2,102      2,899      3,881
                                                              --------   --------   --------
          Total Operating Expenses..........................   121,953    105,063     93,741
                                                              --------   --------   --------
          Income from Operations............................     2,279      9,598      6,336
Other Income (Expense)
  Interest expense and other finance charges................    (4,993)    (4,873)    (4,514)
  Interest expense and other finance charges to related
     parties................................................      (974)      (698)      (725)
  (Loss) recovery on loans and other receivables............      (552)       182         --
  Net loss on long-lived assets.............................      (215)      (103)        --
  Equity in income of affiliates............................        41         --         --
  Other income..............................................        59         95        108
                                                              --------   --------   --------
                                                                (6,634)    (5,397)    (5,131)
                                                              --------   --------   --------
          Income (Loss) Before Income Tax Expense
            (Benefit).......................................    (4,355)     4,201      1,205
Income Tax Expense (Benefit)................................      (700)     1,977        455
                                                              --------   --------   --------
          Income (Loss) before Cumulative Effect of
            Accounting Change...............................    (3,655)     2,224        750
Cumulative Effect of Accounting Change, Net of Tax Effect of
  $45.......................................................        --         --         57
                                                              --------   --------   --------
          Net Income (Loss).................................  $ (3,655)  $  2,224   $    807
                                                              ========   ========   ========
Basic Earnings (Loss) Per Share
  Income (loss) before cumulative effect of accounting
     change.................................................  $  (4.32)  $   2.83   $   0.96
  Cumulative effect of accounting change....................        --         --       0.07
                                                              --------   --------   --------
          Net income (loss).................................  $  (4.32)  $   2.83   $   1.03
                                                              ========   ========   ========
Diluted Earnings (Loss) Per Share
  Income (loss) before cumulative effect of accounting
     change.................................................  $  (4.43)  $   2.35   $   0.78
  Cumulative effect of accounting change....................        --         --       0.06
                                                              --------   --------   --------
          Net income (loss).................................  $  (4.43)  $   2.35   $   0.84
                                                              ========   ========   ========
Weighted average number of shares outstanding
  Basic earnings (loss) per share...........................   804,045    823,390    823,390
                                                              ========   ========   ========
  Diluted earnings (loss) per share.........................   825,004    947,531    963,521
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                             (DOLLARS IN THOUSANDS)

                                      NONREDEEMABLE
                                       COMMON STOCK
                                   --------------------   ADDITIONAL                  RETAINED
                                   NUMBER OF               PAID-IN       UNEARNED     EARNINGS
                                    SHARES      AMOUNT     CAPITAL     COMPENSATION   (DEFICIT)    TOTAL
                                   ---------   --------   ----------   ------------   ---------   --------
Balance at January 1, 1998.......   800,443    $     80    $ 6,694        $  --       $(32,601)   $(25,827)
  Expiration of redemption
     obligations applicable to
     redeemable common stock.....       199          --         19           --             --          19
  Expiration of potential
     rescission claims on
     nonredeemable common
     stock.......................        --          --      1,530           --             --       1,530
  Decrease in redemption value of
     redeemable common stock.....        --          --         --           --            179         179
  Shares reserved for restricted
     stock awards to Company
     directors...................    22,748           2        545         (547)            --          --
  Vesting of restricted stock
     awards and stock options....        --          --         28           82             --         110
  Net loss.......................        --          --         --           --         (3,655)     (3,655)
                                    -------    --------    -------        -----       --------    --------
Balance at December 31, 1998.....   823,390          82      8,816         (465)       (36,077)    (27,644)
  Expiration of potential
     rescission claims on
     nonredeemable common
     stock.......................        --          --      1,216           --             --       1,216
  Decrease in redemption value of
     redeemable common stock.....        --          --         --           --            102         102
  Shares reserved for detachable
     stock warrants issued with
     convertible notes...........        --          --        158           --             --         158
  Vesting of restricted stock
     awards and stock options....        --          --         38          148             --         186
  Net income.....................        --          --         --           --          2,224       2,224
                                    -------    --------    -------        -----       --------    --------
Balance at December 31, 1999.....   823,390          82     10,228         (317)       (33,751)    (23,758)
  Expiration of potential
     rescission claims on
     nonredeemable common
     stock.......................        --          --        138           --             --         138
  Decrease in redemption value of
     redeemable common stock.....        --          --         --           --             42          42
  Shares reserved for detachable
     stock warrants issued with
     convertible notes...........        --          --         --           --             --          --
  Vesting of restricted stock
     awards and stock options....        --          --        (57)         192             --         135
  Net income.....................        --          --         --           --            807         807
                                    -------    --------    -------        -----       --------    --------
Balance at December 31, 2000.....   823,390    $     82    $10,309        $(125)      $(32,902)   $(22,636)
                                    =======    ========    =======        =====       ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1999      2000
                                                              -------   -------   -------
Operating Activities
  Net income (loss).........................................  $(3,655)  $ 2,224   $   807
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation of property and equipment.................      464     1,890     2,661
     Amortization of intangible assets......................    1,638     1,009     1,220
     Equity in undistributed net income of affiliates.......      (41)       --        --
     Losses on other receivables............................      552        --        --
     Impairment loss (recovery) on asset held for
       disposal.............................................      215       (22)       --
     Loss on disposal of fixed assets.......................       --       125        29
     Deferred income tax expense (benefit)..................     (700)    1,977       500
     Issuance of detachable stock warrants..................       --       158        --
     Stock compensation expense.............................      110       186       192
     Cumulative effect of accounting change, net of tax
       effect...............................................       --        --       (57)
     Changes in assets and liabilities:
       Decrease (increase) in operating assets:
          Accounts receivable...............................    2,187      (685)    2,402
          Receivables from related parties..................      351       152        --
          Other receivables.................................      194        --        --
          Prepaid expenses and other assets.................      (62)      709       (35)
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses.............    5,412    (7,503)   (1,646)
          Accounts payable to related parties...............      410    (1,597)       --
          Interest payable..................................       43      (287)       10
                                                              -------   -------   -------
          Net Cash Provided by (Used in) Operating
            Activities......................................    7,118    (1,664)    6,083
Investing Activities
  Purchases of property and equipment.......................     (353)   (3,338)   (2,033)
  Proceeds from sale of property and equipment..............       --        --        20
  Proceeds from sale of asset held for disposal.............       --       522        --
  Investment in television pilot............................       --        --      (285)
  Release of investments pledged............................       55        10        --
  Repayments from related parties...........................      150        --        --
                                                              -------   -------   -------
          Net Cash Used in Investing Activities.............     (148)   (2,806)   (2,298)
Financing Activities
  Proceeds of loans from related parties....................    1,554       262        --
  Repayments of loans and other obligations to related
     parties................................................   (3,051)   (1,297)   (1,119)
  Net increase (decrease) in borrowings under line of credit
     arrangements...........................................   (2,850)   12,916      (219)
  Loan closing fees paid....................................     (169)     (345)     (150)
  Proceeds from notes payable and long-term debt............      250     2,553        44
  Repayment of notes and leases payable.....................     (304)   (4,510)   (2,207)
  Proceeds from short-term notes payable to individuals.....      150        --        --
  Repayment of short-term notes payable to individuals......     (444)   (4,715)      (21)
  Accrued returns of capital paid to related party..........     (242)      (24)       --
  Returns of capital paid to other stockholders.............   (1,090)       --        --
  Redemptions of common stock...............................     (154)      (14)       --
                                                              -------   -------   -------
          Net Cash Provided by (Used in) Financing
            Activities......................................   (6,350)    4,826    (3,672)
                                                              -------   -------   -------
Net Increase in Cash and Cash Equivalents...................      620       356       113
Cash and Cash Equivalents at Beginning of Period............       15       635       991
                                                              -------   -------   -------
Cash and Cash Equivalents at End of Period..................  $   635   $   991   $ 1,104
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                             (DOLLARS IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
Supplemental Cash Flow Disclosures
  Interest and other finance charges paid...................  $5,924   $5,539   $4,883
                                                              ======   ======   ======
  Income taxes paid (refunded)..............................  $   --   $   60   $  (60)
                                                              ======   ======   ======
Supplemental Schedule of Noncash Investing and Financing
  Activities
  Exchange of short-term loans for subordinated promissory
     notes..................................................  $   --   $   --   $  133
                                                              ======   ======   ======
  Acquisition of assets and increase in liability to related
     company................................................  $  192   $   --   $   --
                                                              ======   ======   ======
  Assets acquired by incurring capital lease obligations....  $   70   $  351   $  262
                                                              ======   ======   ======
  Assets acquired by incurring capital lease obligations and
     notes payable to related parties.......................  $   --   $2,983   $   --
                                                              ======   ======   ======
  Conversion of redeemable common stock to subordinated note
     payable................................................  $  928   $   --   $   --
                                                              ======   ======   ======
  Issuance of shares for restricted stock awards to Company
     directors..............................................  $  547   $   --   $   --
                                                              ======   ======   ======
  Exchange of investment in common stock and note receivable
     for lease of telemarketing facility....................  $   --   $  578   $   --
                                                              ======   ======   ======
  Conversion of trade payables to related party to notes
     payable to related party...............................  $1,224   $1,635   $   --
                                                              ======   ======   ======
  Termination settlement obligations to former officer and
     employees..............................................  $2,184   $3,834   $   --
                                                              ======   ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business: AmeriVision Communications, Inc. (the "Company") was incorporated in Oklahoma on March 15, 1991. The Company provides long distance telecommunications services to subscribers throughout the United States, and completes subscriber calls to all directly dialable locations worldwide.

     The Company is a predominantly switchless long distance reseller, and obtains the majority of its switching and long haul transmission of its service from WorldCom, Inc. ("WorldCom"). Beginning in 1996, Hebron Communications Corporation ("Hebron"), a related party, also began providing the Company with a portion of its switching and transmission services. Hebron leases switching facilities in Oklahoma City and Chicago. Both WorldCom and Hebron bill the Company at contractual per-minute rates, which vary depending on the time, distance, and type of call, for the combined usage of the Company's nationwide base of customers. Effective February 1, 1999, the Company assumed operations of the switches.

     In 1998, the Company began developing an internet access service product, and is currently marketing the service, which includes an optional filter.

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

     Accounts Receivable: The Company bills its customers either directly, through billing agreements with Local Exchange Carriers ("LEC"), or through unrelated billing and collection companies, collectively referred to as the Billing Agents, which bill the customer through LECs with which the Company does not have a LEC billing agreement. At December 31, 1999 and 2000, approximately 75% and 60%, respectively, of the Company's total accounts receivable were from LECs or Billing Agents. In addition, approximately 8% and 9% of total accounts receivable at December 31, 1999 and 2000, respectively, were attributable to revenues earned in December of the respective year but not billed to the customers until the normal billing dates in January of the following year.

     Property and Equipment: Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives range from three to seven years for equipment, and five to seven years for other fixed assets. Maintenance and repairs are charged to expense as incurred.

     Advertising Costs: Advertising and telemarketing costs are expensed as incurred, and totaled approximately $11,912, $4,640 and $3,767 during the years ended December 31, 1998, 1999 and 2000, respectively.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges included interest incurred on short-term and long-term borrowings, interest and related fees on the Company's line of credit facilities, and interest, penalties and late charges on amounts payable to vendors and taxing authorities.

                        AMERIVISION COMMUNICATIONS, INC.

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

     The Company enlists the support of non-profit organizations to promote the Company's services in return for the Company's royalty payment. The loss of the support of one or more significant non-profit organizations could have a material, adverse impact on the Company's results of operations. Approximately 42%, 44%, and 42% of the Company's net sales during the years ended December 31, 1998, 1999 and 2000, respectively, were earned from customers that have designated the ten (10) most significant non-profit organizations as recipients of the Company's royalty payment.

     The Company purchases the majority of its long distance switching and network services from WorldCom.

     The Company maintains deposits at financial institutions that at times exceed federally insured limits. Management does not believe there is any significant risk of loss associated with this concentration of credit.

     Redeemable Common Stock: Redeemable common stock is carried at its redemption value. Redemption value includes the proceeds received upon issuance of the common stock, and is increased by accretions resulting from the Company's agreement to redeem the stock at cost plus annual rates of return, as specified in the redemption agreements (see Note H). The carrying value is reduced by returns of capital payments made to the holders of redeemable common stock, and by the redemption price paid to each selling stockholder. As the redemption options expire, as more fully discussed in Note H, the principal amounts invested by the individual stockholders are reclassified as nonredeemable common stock.

     Nonredeemable Common Stock: Nonredeemable common stock consists of stock issued to certain officers upon formation of the Company, and to other stockholders with whom the Company had not executed a redemption agreement. Nonredeemable common stock also includes the principal amounts invested by stockholders whose redemption options have expired. As discussed in Notes H and I, certain of the Company's nonredeemable common stock is characterized as Common Stock Subject to Rescission in the Company's consolidated balance sheets.

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

                        AMERIVISION COMMUNICATIONS, INC.

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

     Retirement Plan: In September 2000, the Company established a 401-k retirement plan for its employees. All employees meeting certain age and service requirements are eligible to participate in the plan. The Company may make discretionary profit-sharing contributions to the plan. No such contributions were made in 2000.

     Fair Values of Financial Instruments: The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          Cash and cash equivalents -- The carrying amount of cash and cash equivalents approximates its fair value, because of the short maturities of such instruments.

          Short and long-term debt -- Based upon the Company's current incremental borrowing rates and the general short-term nature of most debt, the carrying amount of short and long-term debt approximates its fair value.

          Redeemable Common Stock -- The Company believes that the fair value of its redeemable common stock is not significantly different from its carrying amount. The redeemable common stock is not traded in the open market.

     Stock-Based Compensation: The Company accounts for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and its various interpretations. Under APB 25, the Company recognizes compensation expense equal to the difference between the fair value of the common stock at the date of the grant and the exercise price of the option. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, but allows companies to apply APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note K for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock-based compensation plans.

     Through June 30, 2000, the Company accounted for stock options granted to its non-employee directors in accordance with SFAS No. 123. Effective July 1, 2000, the Company adopted the provisions of FASB Interpretation No. 44, which permits companies to apply the provisions of APB No. 25 to its non-employee directors. The Company has reported the cumulative effects of this change in accounting principle in its statement of operations for the year ended December 31, 2000.

     Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the presentation used in the current year.

                        AMERIVISION COMMUNICATIONS, INC.

NOTE B -- RELATED PARTY TRANSACTIONS

  Transactions with Company Founders

     The two founders of the Company acquired their original shares of Common Stock upon formation of the Company without payment of cash consideration. These shares represent substantially all of the shares of Common Stock owned by each of the two founders.

     From 1994 through 1997, the Company declared quarterly distributions to all of its stockholders, including distributions of $3,910 to one founder and $1,368 to the other founder. The distributions were accrued on the same per share basis as paid to all other stockholders of the Company. Through December 31, 1997, distributions totaling $444 and $160 had been paid to the two founders. In 1998, 1999 and 2000, the Company paid accrued distributions of $241, $24, and $-0-, respectively, to one founder, leaving a remaining balance accrued at December 31, 2000 of $3,201. In 1998, the Company paid accrued distributions totaling $273 to the other founder until his resignation from the Company in April 1998. The Company then began paying this founder the accrued distributions in connection with his separation agreement with the Company, as described below. All such amounts have been repaid in full at December 31, 2000.

     In a letter agreement dated July 14, 1999, the Company and one of the founders, currently Chairman of the Board of Directors, agreed to defer payment of such amounts owed to this founder until such time as the Company's financial condition further improved and it had funds available, legally and in good business practice, to pay any such accrued distributions. In consideration for this deferral and in consideration of subordination of the accrued distributions to the Company's credit facility (see Note D), the Company agreed to pay this founder in addition to such founder's salary, $300 per year, until the payment of the accrued distributions was resumed and, if resumed, all amounts previously paid pursuant to the agreement would be credited against his accrued distributions. During 1999 and 2000, the Company paid the Chairman $150 and $225, respectively, pursuant to this agreement. Effective October 2000, the Board of Directors of the Company suspended these payments.

     In September 2000, a committee of the Board of Directors authorized an independent investigation into the past actions of the Chairman of Board of Directors. The results of this investigation and related matters are discussed in further detail at Note I to the consolidated financial statements.

     In April 1998, the Company's other founder resigned. This individual was an officer and director at the time of his resignation. In connection with his resignation, the Company and this founder agreed to the following:

     - The Company agreed to pay the accrued distributions, totaling $935 at the time of his resignation, in the amount of $40 per month. At December 31, 2000, all such accrued distributions have been paid.

     - The Company also agreed to pay this founder $20 per month for the remainder of his life, in exchange for the former officer's agreement to
       (1) not compete with the Company for one year from the date of the agreement, (2) agree to take no actions significantly detrimental to the Company (other than competition), and (3) waive any claims against the Company as of the date of the agreement.

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

                        AMERIVISION COMMUNICATIONS, INC.

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

     In connection with the above transactions, the Company has redeemed 5,278 shares and paid a total of $1,060 through December 31, 2000, to the stockholders that originally purchased the common stock from the Company. The amounts paid consisted of $790 for the amounts originally paid by the stockholders and $270 for the specified rate of return, as described in the agreements. Of the total redemptions, approximately $780 was redeemed in 1998, and total payments in 1998 and 1999 pursuant to these redemptions was $42 and $1,006, respectively.

     Through 1998, the two founders received sales commissions from the Company, which were based on the amount of revenues the Company earned from certain customers. The total amount of commissions was approximately 5% of the revenues generated from all customers of the Company for which no other sales agent or representative of the Company was receiving a commission. The total commissions from such sales were split among the two founders and a third individual. In 1998, commissions paid to the two founders totaled $331.

  Transactions with Other Officers and Directors

     A member of the Company's Board of Directors is affiliated with or controls several organizations that participate in transactions with the Company. In connection with the Company's 10% royalty program, the Company incurred approximately $1,060, $1,107, and $1,006 of royalty expenses in 1998, 1999 and 2000 to organizations affiliated with or controlled by this director. The Company also incurred advertising expenses of $1,918, $1,908, and $1,409 in 1998, 1999 and 2000, respectively, to organizations affiliated with or controlled by this director.

     These organizations also earned sales commissions in addition to the 10% royalty payments. During the years ended December 31, 1998 and 1999, sales commissions earned by these organizations totaled approximately $497 and $102, respectively. In 1999, the Company terminated the existing sales agreements and entered into new agreements. The new agreements provide for the Company to pay the organizations an aggregate of $1,491 over three years, in exchange for the organizations' release of all prior claims and obligations, and an agreement not to compete with the Company over the term of the agreements. The Company paid $497 in both 1999 and 2000, pursuant to these agreements. The Company accrued the present value of the obligations and is amortizing the noncompete agreements over the term of the agreements. The liability to these organizations is included in the financial statement caption Notes Payable and Long-Term Debt to Related Parties, and is further described in Note F below.

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

                        AMERIVISION COMMUNICATIONS, INC.

over the term of the agreement. The liability to the former director is included in Notes Payable and Long-Term Debt to Related Parties, and is further described in Note F.

     A member of the Company's Board of Directors is affiliated with a non-profit organization that receives financial support from the Company in exchange for promotion of the Company's products and services. During the years ended December 31, 1998, 1999 and 2000, the Company paid this organization $-0-, $175, and $200, respectively. This director also receives director fees from the Company. Such fees totaled $32 in 2000; no such fees were paid in 1998 and 1999.

     During the years ended December 31, 1998, 1999 and 2000, the Company expended approximately $741, $767 and $469, respectively, to a law firm in which the Company's current President and CEO is a former partner. The CEO continues to serve as Of Counsel for the law firm in matters that do not involve the Company. The CEO does not share in or otherwise benefit from the legal fees paid to the law firm by the Company. The law firm bills the Company at its standard hourly rates for services provided to the Company.

  Transactions with VisionQuest

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

     The Company utilized VisionQuest as its provider of telemarketing services from 1993 through December 31, 1998. Total amounts paid to VisionQuest for telemarketing services during the year ended December 31, 1998 was approximately $6,209.

     Telemarketing expenses incurred in 1998 included the direct costs of telemarketing services provided by VisionQuest to the Company during 1998, plus reimbursement of all of VisionQuest's operating expenses and corporate overhead.

     As a result of the Company's payment of VisionQuest's corporate payroll and operating expenses in 1998, the Company paid VisionQuest a higher rate for its telemarketing services than VisionQuest charged independent third parties. The Company also paid VisionQuest a higher rate for telemarketing services than the Company could have obtained in an arms-length transaction with an unaffiliated third party that provides the same telemarketing services. The Company believes that the amounts it paid to VisionQuest for telemarketing services could have been as much as $3,000 higher in 1998 than what it could have obtained in an arms-length transaction from an unaffiliated third party.

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

                        AMERIVISION COMMUNICATIONS, INC.

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

  Transactions with Hebron

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

     Cost of sales in 1998 and 1999 includes approximately $14,736 and $1,469, respectively, of telecommunications services provided by Hebron. In 1997, Hebron charged the Company a higher rate for the switched one-plus interstate and intrastate services it provided to the Company than the Company could have obtained from its primary carrier. The higher rates were the result of the Company's primary carrier lowering its rates in 1997. The Company believes that the amounts it paid to Hebron for telecommunication services in 1997 were approximately $1,000 higher than what it could have obtained from its primary carrier. Effective January 1998, Hebron agreed to lower its rates so that they matched those of the Company's primary carrier.

     Hebron also charged the Company interest of 18% per annum on the accounts payable for telecommunication services that are over 55 days from the invoice date. This interest rate was comparable to the rate charged by the Company's primary carrier. During 1998 and 1999, the Company incurred interest expense of approximately $129 and $22, respectively, related to past due accounts payable invoices.

     The Company's principal operating and administrative offices are located in an office building owned by Hebron. Total rent expense incurred to Hebron was approximately $380, $583 and $585 in 1998, 1999 and 2000, respectively.

     From December 1996 through October 1998, Hebron provided the Company with an account receivable line of credit facility (the "Hebron Loan Program"). The Hebron Loan Program provided for the Company to pay 18% interest on the amounts advanced under the credit facility, plus fees of 2% of billings processed and 2 cents per call record. As a result of the stated interest rate and the fees, the effective interest rate of this financing arrangement was approximately 58% in 1996, 1997 and 1998. This effective interest rate was higher than what the Company could have obtained in an arrangement with independent third parties. The Company incurred total interest and other related financing costs of approximately $720 in 1998, under the Hebron Loan Program.

     At December 31, 1998, all advances under the Hebron Loan Program credit facility had been repaid. During 1999, the Company was reimbursed $152 for amounts that had been withheld as a reserve for interest and escrow fees in 1998.

                        AMERIVISION COMMUNICATIONS, INC.

     Through July 1998, the Company transmitted a portion of its accounts receivables through one of its Billing Agents through an account maintained at the Billing Agent under Hebron's name. Hebron charged the Company a fee equal to 2% of the net revenues transmitted under this arrangement. The total fees incurred by the Company in 1998 were approximately $101.

     In 1998, Hebron periodically made loans to the Company for working capital purposes. The loans generally carried an interest rate of 10%. Total interest expense incurred on loans made by Hebron to the Company was approximately $6 during the year ended December 31, 1998.

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

     In connection with the Hebron APA, the Company issued a promissory note payable to Hebron totaling approximately $2,300 for item (1) discussed above. This note payable has been subordinated to the Company's credit facility described in Note D. Effective April 1, 2000, the Hebron APA was closed, and the Company issued notes payable for the internet and switch assets, which were also subordinated to the Company's credit facility.

     The $2,300 note payable matured on August 1, 2000, however, due to limitations on the Company's ability to repay the note under the subordination, the Company is now in default on this note payable. As a result of the default, the interest rate on the note was increased to 18%.

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

                        AMERIVISION COMMUNICATIONS, INC.

NOTE C -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Computer and telephone equipment............................  $3,150   $3,719
Billing system..............................................     355    1,487
Switch equipment............................................   1,938    2,094
Internet equipment..........................................   1,169    1,277
Leasehold improvements......................................     734      958
Other fixed assets..........................................     523      572
                                                              ------   ------
                                                               7,869   10,107
Less accumulated depreciation...............................   2,094    4,747
                                                              ------   ------
                                                              $5,775   $5,360
                                                              ======   ======

     As discussed in Note B above, the Company recorded the Oklahoma City and Chicago switches and the internet assets effective February 1, 1999. The total cost of these assets acquired by assuming the related lease obligations and issuing notes payable to Hebron for the net book value was approximately $2,926. The total cost of all assets held under capital lease obligations was $3,776 and $4,130 at December 31, 1999 and 2000, respectively. Accumulated depreciation of leased equipment was approximately $1,468 and $3,078 at December 31, 1999 and 2000, respectively.

     Depreciation expense on property and equipment, including depreciation on assets held under capital leases, was approximately $464, $1,890, and $2,661 during the years ended December 31, 1998, 1999, and 2000, respectively.

     In November 2000, the Company notified the third-party contractor responsible for development of the Company's billing system that the Company intended to terminate the contract between the Company and the contractor. The Company has continued negotiations with this contractor, and is exploring other alternatives, which include development of an alternate billing system utilizing programmers from the contractor as consultants. As a result of this decision, the Company expensed approximately $575 of costs that had previously been capitalized to the project, as such costs were determined to no longer provide value to the Company's billing system. The contractor provided consulting and programming services to the Company for a period of time after the notice of termination, but is no longer providing such services. As part of its negotiations with the contractor, management intends to seek full recovery, in the form of future consulting and programming services, of the amounts previously paid to the contractor. There are no assurances, however, that the Company will be able to fully utilize all of the amounts paid to the contractor as prepayments towards future programming and consulting services under a new contract. If the Company is unable to use some or all of these payments, the Company may recognize additional losses, ranging from $400 to $800, on the project.

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

                        AMERIVISION COMMUNICATIONS, INC.

NOTE D -- LINE OF CREDIT ARRANGEMENTS

     The Company has a $35,000 line of credit facility (the "Credit Facility") with a financial institution. Borrowing availability is based upon collections multiples and earnings ratios, subject to the maximum line of credit. At December 31, 2000, the Company's total borrowing availability was $10,015. The outstanding balance at December 31, 1999 and 2000 was $20,880 and $20,661, respectively.

     The Credit Facility matures on January 30, 2003, and carries an interest rate of prime plus 3.5%. The stated interest rate at December 31, 2000 was 12.75%. The weighted average effective interest rates in 1999 and 2000, which include amortization of loan origination costs, were 14.0% and 15.4%, respectively. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable and the Company's customer base.

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

     In connection with closing the Credit Facility, several of the Company's creditors agreed to subordinate the Company's obligations to them in favor of the financial institution providing the Credit Facility. These creditors include Patrick Enterprises, Hebron, two members of the Company's Board of Directors, and a Company founder. Repayment of these obligations is limited as specified in the loan and security agreement between the Company and the financial institution. The total outstanding debt owed to subordinated creditors as of December 31, 2000, was approximately $5,638. In addition, one of the Company's founders agreed to subordinate accrued distributions, totaling $3,201 at December 31, 2000, in favor of the Credit Facility.

     The Credit Facility contains various financial and other covenants with which the Company must comply, including a minimum net worth requirement, as defined in the agreement, of negative ($12,000), restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors. At December 31, 2000, the Company was not in compliance with certain administrative and reporting requirement covenants of its agreement with the financial institution. However, the Company received a letter from the lender waiving the deficiencies.

     In 1998, the Company had various line of credit arrangements with Hebron, as described in Note B, and with various unrelated third parties. The aggregate outstanding balance on the lines of credit was $7,964 at December 31, 1998. The effective interest rates ranged from 12.5% with one lender to 58% with Hebron during 1998. The average effective interest rates for all of the various agreements were approximately 18% in 1998. As discussed in Note B, the line of credit arrangement with Hebron was discontinued in October 1998, and all outstanding advances had been paid in full as of December 31, 1998. The Company repaid the other credit facilities in full upon closing of the Credit Facility in February 1999.

                        AMERIVISION COMMUNICATIONS, INC.

NOTE E -- SHORT-TERM NOTES PAYABLE TO INDIVIDUALS

     Short-term notes payable to individuals consist of the following:

                                                              DECEMBER 31
                                                              -----------
                                                              1999   2000
                                                              ----   ----
Convertible notes payable...................................  $399   $399
Advance payment loan program notes..........................   154     --
                                                              ----   ----
                                                              $553   $399
                                                              ====   ====

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

     Notes Payable -- Advance Payment Loan Program: In November 1995, the Company initiated an Advance Payment Loan Program (APLP), under which individuals have lent the Company money to finance working capital needs. Although the loan agreements indicated that the loans were to be secured by accounts receivable from the LECs, no security agreements were perfected and all of the Company's LEC accounts receivables are pledged under the Company's Credit Facility, as discussed in Note D. Therefore, these loans are effectively unsecured. Interest on the APLP notes is 18% per annum, payable quarterly. In June 1999, the Company repaid in full the outstanding balances of substantially all lenders with a balance of $10 or less. In October 1999, the Company offered the remaining lenders to either (a) have their balances paid in full or (b) options to convert their notes to subordinated debt under various terms. Such conversions would be subject to the lenders qualifying as accredited investors. Substantially all of the investors chose to either have their notes repaid or did not respond to the Company's offer, and the Company repaid these amounts in December 1999. In February 2000, the Company repaid APLP notes of $21, and converted the remaining APLP notes totaling $133 to subordinated promissory notes. The Company also received proceeds totaling $44 of additional subordinated promissory notes.

NOTE F -- NOTES PAYABLE AND LONG-TERM DEBT

  Related Parties

     Notes payable and long-term debt to related parties consists of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Accrued distributions payable to a Company founder,
  unsecured, no stated interest rate, monthly payments of
  $40 until paid in full, subordinated to the Credit
  Facility in February 1999, paid in full in 2000...........  $   98   $   --
Accrued termination obligation payable to a Company founder, effective April 1998, payment terms of $20 per month with
  an imputed interest rate of 11.25% over his estimated life
  at the date of the agreement, unsecured...................   2,161    2,153
Accrued payable to former Company director and current
  President of Hebron, effective December 1999, payment
  terms of $42 per month beginning in January 2000, and $21
  per month beginning January 2001 through May 2004, imputed
  interest rate of 11.75%, unsecured........................   1,120      704

                        AMERIVISION COMMUNICATIONS, INC.

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Accrued payable to Christian Advocates Serving Evangelism
  (C.A.S.E.), an organization affiliated with a Company
  director, effective January 1999, payment terms of $33 per month beginning in January 2000 through December 2001,
  imputed interest rate of 11.75%, unsecured................     708      372
Accrued payable to Regency Productions, a company affiliated with a Company director, effective January 1999, payment
  terms of $9 per month beginning in January 2000 through
  December 2001, imputed interest rate of 11.75%,
  unsecured.................................................     183       96
Note payable to C.A.S.E., dated July 1997, unsecured,
  subordinated to the Credit Facility, restructured in April
  1999, as described below..................................     850      850
Note payable to Company director, dated June 2, 1998,
  unsecured, subordinated to Credit Facility, restructured
  in April 1999, as described below.........................     100      100
Note payable to Hebron, dated February 1, 1999, with an
  original principal amount of $2,274, interest rate of
  12.5% through November 1999, increased to 16.25% effective
  December 1999, subordinated to Credit Facility, monthly
  interest only payments plus specified prepayments of
  principal not to exceed $1,234 through March 2000, balance due August 1, 2000, currently in default (see Note B),
  interest rate now at 18%, secured by 50,000 shares of
  Company common stock owned by a Company founder...........   1,711    1,537
Note payable to Hebron for switch assets, effective April 1,
  2000, initial interest rate of 12.5%, interest only
  payments for 12 months, matures October 1, 2000...........     567      567
Note payable to Hebron for internet assets and reimbursement of related expenses, effective April 1, 2000, initial
  interest rate of 12.5%, interest only payments for 12
  months, matures October 1, 2000...........................     584      584
                                                              ------   ------
                                                               8,082    6,963
Amounts due within one year.................................   2,657    3,446
                                                              ------   ------
                                                              $5,425   $3,517
                                                              ======   ======

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

                        AMERIVISION COMMUNICATIONS, INC.

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

  Other Notes Payable, Long-Term Debt and Capital Lease Obligations:

     Notes payable, long-term debt and capital lease obligations to others consists of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Loans payable to two individuals, originating in December
  1997 and May 1998, maturing in December 2005 and May 2006, monthly payments of $8 in the aggregate, including
  interest with an effective rate of approximately 58%......  $  182   $  178
Accrued obligations payable to former salesmen, effective at various dates from June 1999 through September 1999,
  aggregate monthly payments of $46 per month with imputed
  interest rate of 10.5%, maturing at various dates from
  April 2002 through September 2002, unsecured..............   1,213      804
Note payable to individual, interest at 18% payable monthly, principal due upon maturity in January 2000, subordinated
  to the Credit Facility, secured by 50,000 shares (jointly
  with the note described below) of Company common stock
  owned by the Chairman, restructured in January 2000 with
  the Company making a $500 principal reduction, and the
  balance of the note allocated among two individuals with a new maturity date of February 2001, effective interest
  rates reduced to 15%, no change in security; subsequent to
  December 31, 2000, $440 of the note was repaid, and $1,000
  was extended to February 2002.............................   2,500    1,440
Note payable to individual, originating February 2000,
  maturing in February 2001 and extended to February 2002,
  secured by 50,000 shares (jointly with the note described
  above) of Company common stock owned by the Chairman,
  interest at 14% payable monthly...........................      --      560
Subordinated promissory notes to individuals, unsecured,
  interest rates ranging from 9% to 11%, maturity dates
  ranging from February 15, 2001, to February 15, 2005......      --      177
Capital lease obligation for telephone system, effective
  February 1997 with subsequent amendments, effective
  interest rate of 21.5%, payable in monthly installments of
  $16 through August 2002...................................     352      225
Capital lease obligation for internet equipment, assumed
  from Hebron, monthly payments of $39 through June 2001,
  effective interest rate of 12%............................     666      252

                        AMERIVISION COMMUNICATIONS, INC.

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Capital lease obligation for switch equipment, assumed from
  Hebron, monthly payments of $26 through December 2000,
  effective interest rate of 13.25%.........................     368       --
Capital lease obligation for switch equipment, assumed from
  Hebron, monthly payments of $20 through March 2002,
  effective interest rate of 12%............................     473      286
Other notes payable and capital lease obligations...........     240      304
                                                              ------   ------
                                                               5,994    4,226
Amounts due within one year.................................   2,300    1,935
                                                              ------   ------
                                                              $3,694   $2,291
                                                              ======   ======

     Future maturities of notes payable and long-term debt as of December 31, 2000, are as follows:

                                                            RELATED
                                                            PARTIES   OTHERS    TOTAL
                                                            -------   ------   -------
2001......................................................  $3,446    $1,935   $ 5,381
2002......................................................     213     2,086     2,299
2003......................................................     238        65       303
2004......................................................     959        59     1,018
2005......................................................      15        81        96
Thereafter................................................   2,092        --     2,092
                                                            ------    ------   -------
                                                            $6,963    $4,226   $11,189
                                                            ======    ======   =======

NOTE G -- INCOME TAXES

     Income tax expense (benefit) from continuing operations consists of the following:

                                                              1998     1999    2000
                                                              -----   ------   ----
Current
  Federal and state.........................................  $  --   $   --   $ --
Deferred
  Federal and state.........................................   (700)   1,977    455
                                                              -----   ------   ----
                                                              $(700)  $1,977   $455
                                                              =====   ======   ====

     At December 31, 2000, the Company has net operating loss carryforwards totaling approximately $4,900 that may be used to offset future taxable income. These net operating loss carryforwards expire in the years 2009 through 2014.

     Income tax expense (benefit) for the years ended December 31, 1998, 1999 and 2000, differs from the expected rate of 34% for the following reasons:

                                                         1998       1999       2000
                                                       --------   --------   --------
Federal income tax (benefit) at statutory rate.......     (34.0)      34.0       34.0
Expenses (income) not subject to income taxes........       8.7        2.3       (0.4)
Change in valuation allowance........................      14.9        5.1         --
Cumulative effect of accounting change...............        --         --       (1.6)
State income tax (benefit), net......................      (5.7)       5.7        5.7
                                                       --------   --------   --------
                                                          (16.1)      47.1       37.7
                                                       ========   ========   ========

                        AMERIVISION COMMUNICATIONS, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Tax effect of future tax deductible items
  Allowance for uncollectible receivables...................  $  200   $  345
  Deferred telemarketing costs..............................     858      195
  Accrued termination obligation............................     865      865
  Depreciable assets........................................     153      275
  Loss carryforwards........................................   2,271    2,214
  Other items...............................................     118       71
                                                              ------   ------
Total deferred tax assets...................................   4,465    3,965
Less valuation allowance....................................    (865)    (865)
                                                              ------   ------
          Net deferred tax asset............................  $3,600   $3,100
                                                              ======   ======

     The Company believes that the improvements in its operating results in 1999 and 2000, as discussed in Note J, provides sufficient positive evidence to indicate that it is more likely than not that it will realize the net deferred tax benefit of $3,100 recorded in the financial statements. The Company's actual operating results in 1999, 2000, and projections for future taxable income provide for full utilization of the deferred tax asset, net of the valuation allowance, over the periods in which the temporary differences are anticipated to reverse.

     At both December 31, 1999 and 2000, the Company has provided a valuation allowance of $865, respectively, for the tax effects of the accrued termination obligation to the former Company founder, because the Company cannot assess that it is more likely than not that it will realize these benefits.

     The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon a number of factors, including competitive pressures on sales and margins in the telecommunications industry, management's ability to contain expenses, the Company's ability to acquire and retain new customers, and other factors which are beyond management's ability to control. There can be no assurance that the Company will meet its expectations for future taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets at December 31, 2000. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE H -- REDEEMABLE AND NONREDEEMABLE COMMON STOCK

     From time to time, the Company entered into various agreements with certain of its shareholders pursuant to which the Company agreed, upon request of one or more of such shareholders, to redeem the shares of Common Stock owned by such shareholder. While the Company's Certificate of Incorporation authorizes the Company to issue a single class of Common Stock, the Company has, for financial accounting purposes, segregated its Common Stock into two distinct groups, redeemable and nonredeemable. Of the 838,927 shares of Common Stock outstanding at December 31, 2000, 15,537 shares are characterized as redeemable common stock and 823,390 shares are characterized as nonredeemable common stock.

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

                        AMERIVISION COMMUNICATIONS, INC.

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

     During the years ended December 31, 1998, 1999 and 2000, substantially all of the outstanding Type D redeemable common stock had been outstanding for over three years. Accordingly, the redemption price was based upon the formula specified in the Type D redemption agreements for stock held over three years. Application of the formula to the carrying amount of Type D redeemable common stock resulted in a net reduction of the redemption price of approximately $179, $102, and $42, respectively, during the years ended December 31, 1998, 1999 and 2000.

     At December 31, 1999 and 2000, the carrying amount of redeemable common stock is as follows:

                                                               1999     2000
                                                              ------   ------
Principal amount invested by stockholders...................  $1,492   $1,492
Accumulated accretion of agreed upon redemption price, net
  of periodic returns of capital paid to the stockholders...     147      105
                                                              ------   ------
                                                              $1,639   $1,597
                                                              ======   ======

     The carrying amounts of redeemable common stock applicable to the various types of redemption agreements were as follows at December 31, 1999 and 2000:

                                                               1999     2000
                                                              ------   ------
Type C redemption agreements................................  $  237   $  237
Type D redemption agreements................................   1,402    1,360
                                                              ------   ------
                                                              $1,639   $1,597
                                                              ======   ======

     A summary of activity of redeemable common stock during each of the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
Balance at beginning of period.............................  $3,035   $1,755   $1,639
Redemptions of redeemable common stock.....................  (1,082)     (14)      --
Expiration and cancellation of redemption options..........     (19)      --       --
Change in redemption value of redeemable common stock......    (179)    (102)     (42)
                                                             ------   ------   ------
Balance at end of period...................................  $1,755   $1,639   $1,597
                                                             ======   ======   ======

     As discussed in Note I, certain of the Company's nonredeemable common stock may be subject to rescission by the shareholder because of the Company's failure to register its securities. Rescission rights for individual stockholders vary, based upon the states in which the stockholder resides. Common stock that is

                        AMERIVISION COMMUNICATIONS, INC.

subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency. A summary of the common stock subject to rescission and reclassifications to stockholders' deficiency is as follows:

Balance at January 1, 1998................................   $ 3,215
Amount reclassified to stockholders' deficiency...........    (1,530)
                                                             -------
  Balance at December 31, 1998............................     1,685
Amount reclassified to stockholders' deficiency...........    (1,216)
                                                             -------
  Balance at December 31, 1999............................       469
Amount reclassified to stockholders' deficiency...........      (138)
                                                             -------
  Balance at December 31, 2000............................   $   331
                                                             =======

NOTE I -- COMMITMENTS AND CONTINGENCIES

  Violations of Federal and State Securities Laws

     In 1995, the Company determined that it may not have registered its securities with the Securities and Exchange Commission (the "Commission") when it was obligated to do so under Federal securities laws and that, consequently, it may have engaged in the sale or delivery of unregistered securities in violation of the Federal securities laws. In July 1996, the Company voluntarily reported this information to the Commission, which then instituted an investigation into whether the Company and its principal founders had violated any of the Federal securities laws. The Company and the founders cooperated with the Commission during this investigation.

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

     On July 15, 1998, the Company, the two founders and Hebron executed an offer of settlement in which they consented to the entry of a cease-and-desist order contingent upon the Commission accepting the Commission's staff's recommendation. The offers provided that the Company and the Principal Officers would cease and desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. Additionally, in the offers, Hebron consented to the entry of a cease-and-desist order which provided that it would cease-and-desist from committing or causing any violations or future violations of Sections 5(a) and 5(c) of the Securities Act.

     On July 23, 1998, the Commission approved the Commission's staff attorney's recommendation and accepted the offers of settlement. On July 30, 1998, the Commission issued a cease-and-desist order which stated that (a) the Company, the two founders and Hebron had violated Sections 5(a) and 5(c) of the Securities Act; (b) the Company had violated Section 12(g) of the Exchange Act and Rule 12g-1; and (c) the two founders had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1. The Commission ordered the Company, the two founders, and Hebron to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. The Commission did not order any monetary penalties, fines, sanctions, or disgorgement against the Company, the two founders, Hebron or anyone else associated with the Company or any of the other parties.

                        AMERIVISION COMMUNICATIONS, INC.

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

     The Company and its attorneys have completed an evaluation of the statutes of limitations for each of the states in which the Company sold stock to a stockholder. The Company believes that it may have a liability at December 31, 2000 of $331 to stockholders whose rights of rescission have not expired under applicable state securities laws. As discussed in Note H, the Company has recorded this potential liability as Common Stock Subject to Rescission in the balance sheet.

     In addition, the Company may be liable for rescission under state securities laws to the purchasers of the Hebron common stock because of the relationships of the two companies. The Company cannot predict how many of the Hebron stockholders will exercise their right of rescission, and no liability has been accrued at December 31, 2000.

  Other Securities Matters

     In December 1994, the Washington Department of Financial
Institutions -- Securities Division ("WDS") notified the Company that it was aware that the Company may have offered unregistered securities to residents of the State of Washington and instructed the Company to cease and desist such offers and to provide information with respect to any sales of such securities. In April 1997, the WDS told the Company that it was trying to close its file on the Company and served a subpoena on the Company that sought various documents relating to the Company's shareholders in Washington State. The Company voluntarily produced documents in response to the subpoena in May 1997. The WDS has not corresponded with the Company since May 1997.

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

                        AMERIVISION COMMUNICATIONS, INC.

  Commitments with Providers and Others

     In April 1999, the Company entered into a telecommunications contract with WorldCom, its primary provider of switchless telecommunications services. The term of the contract is for three years, with early termination provided for based on meeting specified purchase commitments during the term of the contract. In connection with the contract, WorldCom agreed to subordinate its interests in the Company's customer base, as well as its accounts payable and other rights and obligations, to the financial institution providing the Company's Credit Facility. WorldCom has a second security lien on all of the assets in which the financial institution has a first security lien. The agreement provided for reduced rates and credits for disputed payables. The Company recognized these credits as a reduction of expenses during the year ended December 31, 2000. The Company's contract with WorldCom provides for a minimum purchase commitment of $72 million over the contracts three-year term. At December 31, 2000, the remaining purchase commitment was approximately $19,600.

     In connection with the Asset Purchase Agreement with Hebron, as described in Note B, the Company also assumed responsibility for the telecommunications contract between Hebron and Broadwing (formerly IXC Communications, Inc.), the underlying carrier that transports the Company's call records through the Oklahoma City and Chicago switches. This contract is effective through September 2003, and requires the Company to maintain minimum monthly purchase commitments of $550. The Company met the minimum purchase commitments during 1999. During the year ended December 31, 2000, the Company did not meet these minimum monthly purchase commitments, and at December 31, 2000, the accumulated deficiency was approximately $370. No liability has been accrued for this deficiency, however, because the Company's management has been negotiating with the vendor to restructure the existing contract. Based upon negotiations to date, the Company's management believes that the existing take-or-pay contract will be replaced with a total value contract, and the current deficiency will be absorbed into the new agreement.

  Deferred Compensation Contracts

     In 1997, and as amended in 1998, the Company entered into non-qualified deferred compensation agreements with certain salespersons. The deferred compensation plan, which is not funded, allowed these salespersons to defer portions of their current compensation. The Company agreed to pay the salespersons an amount equal to their deferred compensation plus an effective rate of return, ranging from 45% to 55%. In 1999, the Company repaid in full all but one of these obligations. The liability for the remaining deferred compensation contract is included in accounts payable and accrued expenses, and totaled approximately $43 and $42 at December 31, 1999 and 2000, respectively.

  Long-Term Agreements with Salespersons

     In 1997, the Company entered into long-term agreements with certain salespersons. The agreements were effective for twenty-five (25) years, and provide for a 3% commission of the net domestic phone billings, as defined in the agreement, to be paid to the salespersons, plus additional commissions through recruitment efforts, death and termination benefits, and other benefits as described in the agreements. The termination benefits defined in the original agreement provide for the salespersons to receive 75% of the commissions earned under the contract for current subscribers assigned to the salesperson at the termination date, plus 50% of the commissions earned for all additional subscribers who enroll under the salespersons' existing non-profit organizations, for a period of 25 years. In exchange for the extended contract terms and death and termination benefits, the Company received non-competition agreements, as defined in the agreements, with each of the salespersons. In 1999, the Company renegotiated or terminated the agreements with these salespersons, by either (1) replacing the original agreements with full-time or part-time employment contracts, or independent contractor agreements ranging from three to five years; (2) entering into noncompete agreements with the

                        AMERIVISION COMMUNICATIONS, INC.

salespersons, or (3) continuing to pay the salespersons under the termination provisions of the original contract.

  Non-Cancelable Operating Leases

     The Company leases office space, copiers and other equipment under agreements that are accounted for as operating leases. These lease agreements expire in varying years through 2008. Total lease expense was approximately $472, $692, and $1,066 in 1998, 1999 and 2000, respectively.

     Future commitments under non-cancelable operating leases are as follows:

Year Ended December 31
  2001.....................................................   $  821
  2002.....................................................      722
  2003.....................................................      278
  2004.....................................................      235
  2005.....................................................      125
  2006 and thereafter......................................      426
                                                              ------
                                                              $2,607
                                                              ======

  Other Matters, Including Events Subsequent to December 31, 2000

     In 1999, the U.S. Government sued an individual in the District of Columbia U.S. District Court, seeking the payment of back rent totaling approximately $400. The U.S. Government alleges that the Company guaranteed the obligations of the occupant under the lease, and the Company was joined in the suit. The Company has denied the allegations, and cannot make any assessment of potential liabilities at this time.

     In February 2001, the State of Florida made an assessment totaling approximately $1,728, which includes penalties and interest of approximately $847, for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. The Company agreed with $14 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1,714, asserting that the payment of taxes that were allegedly underpaid was the responsibility of the Company's third-party billing and collection companies. The Company believes that it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2000.

     In March 2001, a shareholder of the Company filed a shareholder derivative action on behalf of the Company in the District Court of Oklahoma, against the current Chairman of the Board of Directors, another current director, a former director (currently president of Hebron), and another former Company director and founder. Although the Company is not named as a defendant in the suit, it has certain obligations with respect to certain of the defendants, each of which may result in the Company incurring significant expenses. One of the current directors was subsequently dismissed from the suit. The Company is in the process of determining whether it has any insurance coverage for these expenses. No assessment of any potential liabilities to the Company can be made at this time.

     In September 2000, a committee of the Board of Directors authorized an independent investigation into the past actions of the Chairman of the Board of Directors (see Note B). The committee retained a law firm to assist in its inquiry. The committee and its attorneys have reviewed a variety of transactions involving the Chairman. In February 2001, the committee discussed with the Chairman that it believes that the Company has causes of action against the Chairman. The committee intends to address the claims against the Chairman as appropriate, and also to address any other claims that the Company may have.

                        AMERIVISION COMMUNICATIONS, INC.

     In connection with the matters discussed above, the Company and the shareholder have agreed, subject to court approval, to convert the shareholder's derivative suit on behalf of the Company into a suit that the Company will control.

NOTE J -- FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At December 31, 2000, the Company had an accumulated stockholders' deficiency of $22,636, and negative working capital of $22,734. The accumulated stockholders' deficiency is the result of cumulative net losses from inception through December 31, 1998 in excess of $12,000, and the declaration of distributions to stockholders from 1994 through 1997 in excess of $19,000. Declining billable minutes, lower rates, and elimination of certain other fees, however, have reduced the Company's net sales from a high of $124,232 in 1998, to $114,661 in 1999 and $100,077 in 2000. These factors, among others, indicate that the Company may be unable to continue in existence as a going concern for a reasonable period of time.

     Management's plans are to continue to enact cost-cutting measures begun in 1998 that will enable the Company to continue to sustain profitable operations. As a result of cost reductions implemented in late 1998 and 1999, the Company realized net income of $2,224 and $807 in 1999 and 2000, respectively. Management also plans to continue to develop and market new products, such as wireless phone services, continued expansion of its internet access product, and to strengthen its relationship with its key non-profit organizations. The Company also believes that it has sufficient borrowing availability under its Credit Facility to continue to meet its obligations for the next year.

NOTE K -- STOCK-BASED COMPENSATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Description of Company Stock Compensation Plans

     The Company has entered into various stock option and stock bonus plans with officers, non-employee directors, key employees, and certain consultants and independent contractors. For stock-based compensation awards granted to employees, the Company follows the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. For stock-based compensation awards granted to non-employee directors, the Company followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, through June 30, 2000. Effective July 1, 2000, the Company adopted the provisions of APB Opinion No. 25 for its non-employee directors, as permitted by FASB Interpretation No. 44, An Interpretation of APB Opinion No. 25. The Company has recorded the effects of this accounting change as a cumulative effect of change in accounting principle, net of tax, in its statement of operations for the year ended December 31, 2000.

  Stock Option Plans

  BOARD OF DIRECTORS STOCK OPTION PLAN

     Effective October 1, 1998 and January 1, 1999, the Company's Board of Directors granted two employee directors and two non-employee directors options to purchase Company stock. Three of the options granted entitle the individuals to purchase 3% of the fully diluted outstanding common stock as of the grant date. The other option originally entitled the non-employee director to purchase 0.5% of the fully diluted common stock; this option was amended in May 1999 to 1% of the fully diluted common stock. For the employee directors, the fair value of the common stock, as determined by an independent appraiser, as of the grant date was less than the exercise price; accordingly, the Company did not recognize any compensation expense for the employee directors. Stock option expense recognized under the fair value method prescribed by SFAS No. 123 for non-employee directors totaled $28, $38, and $36 for 1998, 1999, and through June 30, 2000. On July 1, 2000, the Company adopted the APB Opinion No. 25 intrinsic value method of accounting for stock options. The $102 of expense recognized under SFAS No. 123 was recorded as a cumulative effect of an accounting change, net of applicable income taxes of $45. For the additional options granted to one non-employee director effective July 1, 1999, as discussed above, the Company recognized expense of $8, based

                        AMERIVISION COMMUNICATIONS, INC.

upon the difference between the fair value of the common stock as of the grant date ($41.50 per share) and the exercise price of the stock options ($28.86).

     Effective with the May 1999 amendments to the employment agreements with the employee directors and the stock agreements with the non-employee directors, the stock options are exercisable at 25% on July 1, 1999, and 25% each July 1 thereafter, until fully vested. Each exercise right shall continue in force for a period of five years following its commencement, irrespective of the individual's subsequent employment status with the Company.

  EMPLOYEE STOCK INCENTIVE PLAN

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

     The following table summarizes the Company's stock option transactions from January 1, 1998 through December 31, 2000:

                                                           WEIGHTED                  WEIGHTED
                                                            AVERAGE      SHARES       AVERAGE
                                                SHARES     EXERCISE    SUBJECT TO    EXERCISE
                                              SUBJECT TO   PRICE PER   EXERCISABLE   PRICE PER
                                               OPTIONS       SHARE       OPTIONS       SHARE
                                              ----------   ---------   -----------   ---------
Outstanding, December 31, 1997..............        --         n/a           --          n/a
  Granted...................................    59,142      $28.86        5,914       $28.86
  Exercised.................................        --          --           --           --
  Canceled/forfeited........................        --          --           --           --
                                               -------      ------       ------       ------
Outstanding, December 31, 1998..............    59,142       28.86        5,914        28.86
  Granted...................................    31,845       28.86       16,833        28.86
  Exercised.................................        --          --           --           --
  Canceled/forfeited........................        --          --           --           --
                                               -------      ------       ------       ------
Outstanding, December 31, 1999..............    90,987       28.86       22,747        28.86
  Granted...................................    24,500       25.20       22,747        28.86
  Exercised.................................        --          --           --           --
  Canceled/forfeited........................        --          --           --           --
                                               -------      ------       ------       ------
Outstanding, December 31, 2000..............   115,487      $28.08       45,494       $28.86
                                               =======      ======       ======       ======

                        AMERIVISION COMMUNICATIONS, INC.

     Following is a recap of the outstanding stock options at December 31, 2000:

                              OPTIONS OUTSTANDING
                             ----------------------
                              WEIGHTED                OPTIONS EXERCISABLE
                               AVERAGE                -------------------
                              REMAINING    WEIGHTED             WEIGHTED
                             CONTRACTUAL   AVERAGE               AVERAGE
    RANGE OF                    LIFE       EXERCISE             EXERCISE
EXERCISE PRICES    SHARES      (YEARS)      PRICE     SHARES      PRICE
----------------   -------   -----------   --------   -------   ---------
     $25.20         24,500      10.0        $25.20        --     $ 0.00
      28.86         90,987       5.0         28.86    45,494      28.86
----------------   -------      ----        ------    ------     ------
$25.20 to 28.86    115,487       7.1        $28.08    45,494     $28.86
================   =======      ====        ======    ======     ======

     Pursuant to SFAS No. 123, the Company is required to disclose the pro forma net earnings and earnings per share effects of the stock options, as if the stock options had been accounted for under the provisions of SFAS No. 123. SFAS No. 123 prescribes that the compensation cost be recorded equal to the fair value of the options as of the grant date, and that compensation costs be recognized ratably over the vesting period of the options. Had compensation costs been determined in accordance with SFAS No. 123, the Company's net income
(loss) and net income (loss) per share amounts for the years ended December 31, 1998, 1999, and 2000 would have been reduced (increased) to the pro forma amounts indicated below:

                                                              1998      1999    2000
                                                             -------   ------   -----
Net income (loss)
  As reported..............................................  $(3,655)  $2,224   $ 807
  Pro Forma................................................   (3,671)   2,198     721
Basic earnings (loss) per share
  As reported..............................................  $ (4.32)  $ 2.83   $1.03
  Pro forma................................................    (4.34)    2.80    0.93
Diluted earnings (loss) per share
  As reported..............................................  $ (4.43)  $ 2.35   $0.84
  Pro forma................................................    (4.45)    2.32    0.75

     The Company has obtained an independent appraisal of its common stock for each date that it granted stock options and bonuses to employees and non-employee directors. Employee stock options granted during the year ended December 31, 2000 have an exercise price of $25.20 per share, which equals the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of these options is $11.37 per share. Stock options granted in January 1999 and October 1998 have an exercise price of $28.86 per share, which exceeds the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of the options granted in January 1999 and October 1998 were $2.83 per share and $3.94 per share, respectively. The stock options granted in July 1999 have an exercise price of $28.86 per share, which is lower than the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of these options was $20.05 per share.

     Because the Company's stock is not publicly traded, the fair value of the Company stock options was estimated on the date of the grant using the minimum valuation method, as prescribed by SFAS No. 123. Under the minimum value method, expected stock price volatility is set at a level that approximates 0%. The

                        AMERIVISION COMMUNICATIONS, INC.

estimated weighted-average fair value of options granted during 1998, 1999 and 2000, was calculated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         1998        1999        2000
                                                       ---------   ---------   ---------
Expected stock price volatility......................   0.0001%     0.0001%     0.0001%
Risk free rate.......................................    4.27%       4.55%       4.85%
Expected dividend yield..............................    0.0%        0.0%        0.0%
Expected life (years)................................  8.3 years   7.1 years   7.7 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

  Stock Bonuses

     The stock bonuses were granted as of October 1, 1998 and January 1, 1999, and provided for the employee and non-employee directors to collectively receive 2.5% of the fully diluted common stock as of the grant dates. The number of shares granted in 1998 and 1999 was 13,647 and 9,099, respectively. Compensation expense is recognized on a straight-line basis over the vesting period. In addition, the agreements provide for the Company to pay a cash bonus equal to the amount of income taxes for which the recipients will be liable as a result of the vesting of the stock bonus, and an additional cash bonus equal to the amount of income taxes for which the recipient will be liable as a result of the first cash bonus. During the years ended December 31, 1998, 1999 and 2000, the Company recognized compensation expense of $83, $147, and $192, respectively, pursuant to the stock bonus. Additional compensation expense of $45, $80 and $109, respectively, was recognized for the related tax bonus arrangements. Included in the compensation expense for the year ended December 31, 2000 is $136 in stock compensation and $76 for the related tax bonus attributable to a former officer, who became 100% vested in his stock bonus upon his resignation in January 2000.

                        AMERIVISION COMMUNICATIONS, INC.

NOTE L -- EARNINGS (LOSS) PER SHARE (PER SHARE AMOUNTS NOT IN THOUSANDS)

     The computation of basic and diluted earnings (loss) per share is as follows:

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                               1998      1999    2000
                                                              -------   ------   -----
Basic Earnings (Loss) Per Share
Net income (loss)...........................................  $(3,655)  $2,224   $ 807
Decrease in redemption value of redeemable common stock.....      179      102      42
                                                              -------   ------   -----
Net income (loss) available to nonredeemable common
  stockholders..............................................  $(3,476)  $2,326   $ 849
                                                              =======   ======   =====
Average shares of nonredeemable common stock outstanding....      804      823     823
                                                              =======   ======   =====
Basic Earnings (Loss) Per Share.............................  $ (4.32)  $ 2.83   $1.03
                                                              =======   ======   =====
Diluted Earnings (Loss) Per Share
Net income (loss) available to nonredeemable common
  stockholders..............................................  $(3,476)  $2,326   $ 849
Decrease in redemption value of redeemable common stock.....     (179)    (102)    (42)
                                                              -------   ------   -----
Net income (loss) available to nonredeemable common
  stockholders and assumed conversions......................  $(3,655)  $2,224   $ 807
                                                              =======   ======   =====
Average shares of nonredeemable common stock outstanding....      804      823     823
Employee stock options......................................       --      106     121
Stock warrants..............................................       --        3       3
Conversion of redeemable common stock.......................       21       16      16
                                                              -------   ------   -----
Average shares of common stock outstanding and assumed
  conversions...............................................      825      948     963
                                                              =======   ======   =====
Diluted Earnings (Loss) Per Share...........................  $ (4.43)  $ 2.35   $0.84
                                                              =======   ======   =====

     The average shares listed below (in thousands) were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the periods presented:

                                                              1998   1999   2000
                                                              ----   ----   ----
Conversion of convertible notes.............................    3      3      3
Employee stock options......................................   18     --     --

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          THREE MONTHS ENDED
                                          ---------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            1999        1999         1999            1999
                                          ---------   --------   -------------   ------------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales...............................   $29,040    $28,141       $29,371        $28,109
Net income (loss).......................       193      2,339           524           (832)
Basic earnings (loss) per share.........      0.23       2.86          0.67          (0.94)
Diluted earnings (loss) per share.......      0.21       2.47          0.55          (0.94)

                        AMERIVISION COMMUNICATIONS, INC.

                                                         THREE MONTHS ENDED
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2000        2000         2000            2000
                                         ---------   --------   -------------   ------------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales..............................   $26,363    $ 25,550      $24,223        $23,941
Net income (loss)......................       176        (323)         583            372
Basic earnings (loss) per share........      0.26       (0.39)        0.71           0.45
Diluted earnings (loss) per share......      0.18       (0.39)        0.60           0.39

     In the second quarter of 1999, the Company received significant credits in connection with its new telecommunications service agreement with WorldCom.

     As discussed in Note C, in the fourth quarter of 2000, the Company expensed costs of approximately $575 that had previously been capitalized in connection with its new billing system.

                                 EXHIBIT INDEX

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
        3.1            -- Certificate of Incorporation of the Company
        3.2            -- Bylaws of the Company
        3.3            -- Secretary certificate regarding amended and restated
                          bylaws
        4.1            -- Form of certificate representing shares of the Company's common stock
        4.2            -- Form of Type A Redemption Agreement
        4.3            -- Form of Type B Redemption Agreement
        4.4            -- Form of Type C Redemption Agreement
        4.5            -- Form of Type D Redemption Agreement
        4.6            -- Form of Convertible Note
        4.7            -- Promissory Note dated April 20, 1999, payable by the
                          Company to C.A.S.E., Inc.
        4.8            -- Promissory Note dated April 20, 1999, payable by the
                          Company to John Damoose
       10.1            -- Agreement, dated as of April 13, 1998, between the
                          Company and Carl Thompson
       10.2            -- First Amendment to April 13, 1998 Agreement between
                          Amerivision Communications, Inc. and Carl Thompson, dated
                          as of December 31, 1998, among the Company, Carl Thompson
                          and Willeta Thompson
       10.3            -- Amended and Restated Employment Agreement, dated as of
                          May 24, 1999 between the Company and Stephen D. Halliday
       10.4            -- Amended and Restated Stock Agreement, dated as of May 24,
                          1999, among the Company, Jay A. Sekulow and Tracy Freeny
       10.5            -- Amended and Restated Stock Agreement, dated as of May 24,
                          1999, among the Company, John Damoose and Tracy Freeny
       10.6            -- Employment Agreement, dated as of May 24, 1999, between the Company and John E. Telling
       10.7            -- Employment Agreement dated as of May 24, 1999 between the
                          Company and Tracy Freeny
       10.8            -- Reaffirmation of Commitments made in Employment Agreement of Stephen D. Halliday dated as of June 30, 1999
       10.9            -- Reaffirmation of Commitments made in Stock Agreement of
                          Jay A. Sekulow dated as of June 30, 1999
       10.10           -- Agreement effective January 1, 1999, between the Company and VisionQuest
       10.11           -- Telemarketing Services Agreement, effective as of January
                          1, 1999 Between the Company and VisionQuest
       10.12           -- Clarification to Agreement, effective as of June 9, 1999, by and Between the Company and VisionQuest
       10.13           -- Asset Purchase Agreement, dated as of April 30, 1999,
                          among Hebron, the Company, Tracy Freeny, Carl Thompson
                          and S. T. Patrick.
       10.14           -- Lease/License Agreement, dated as of April 30, 1999
                          between Hebron and the Company
       10.15           -- Form of Promissory Note payable by the Company to Hebron
                          (form to be used with respect to Switch Note and Internet
                          Note)
       10.16           -- Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by the Company to
                          Hebron
       10.17           -- Capital Stock Escrow and Disposition Agreement dated
                          April 30, 1999 among Tracy C. Freeny, Hebron and Bush
                          Ross Gardner Warren & Rudy, P.A.

       EXHIBIT
        NUMBER                                 DESCRIPTION
       -------                                 -----------
       10.18           -- Loan and Security Agreement dated as of February 4, 1999 between
       10.18.1         -- Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Company and Coast
                          Business Credit
       10.18.2         -- Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Company and Coast Business
                          Credit
       10.19**         -- Telecommunications Services Agreement dated April 20,
                          1999 by and between the Company and WorldCom Network
                          Services, Inc.
       10.20**         -- Program Enrollment Terms dated April 20, 1999 between the
                          Company and WorldCom Network Services, Inc.
       10.21           -- Security Agreement dated April 20, 1999 by and between
                          the Company and WorldCom Network Services, Inc.
       10.22           -- Letter Agreement dated July 14, 1999 between the Company and Tracy C. Freeny
       10.23           -- Employment Agreement dated December 31, 1998, between the
                          Company And Kerry Smith
       10.24           -- Letter Agreement dated as of December 31, 1999 between
                          the Company And John Telling
       10.25           -- Royalty Agreement dated as of January 1, 1999 between the
                          Company And Regency Productions, Inc.
       10.26           -- Royalty Agreement effective as of January 1, 1999 between the Company and Christian Advocates Serving Evangelism,
                          Inc.
       10.27           -- Stock Incentive Plan
       21.1            -- List of subsidiaries of the Company

---------------

** Information from this agreement has been omitted because the Company has requested confidential treatment. The information has been filed separately with the Securities and Exchange Commission.

*** Incorporated by reference to the Company's Registration Statement on FORM
    10/A and FORM 10, as appropriate.