Form 10-Q
period 2001-03-31
AMERIVISION COMMUNICATIONS INC
filed 2001-05-15
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2001.

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

                                                                    YES X  NO
                                                                       ---   ---

Outstanding shares of the registrant's common stock, par value $0.10 per share, at May 15, 2001: 842,727

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX


                                                                                                         PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000..............................  1

             Statements of Operations (unaudited) - Three months ended March 31, 2001 and
             2000...........................................................................................  2

             Statements of Equity (Deficit) for the year ended December 31, 2000 and three months ended March 31, 2001 (unaudited)...............................................................  3

             Statements of Cash Flows (unaudited) - Three months ended March 31, 2001 and
             2000...........................................................................................  4

             Notes to Financial Statements (unaudited)......................................................  5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................................  6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................................. 12

Item 2.      Changes in Securities and Use of Proceeds...................................................... 12

Item 3.      Submission of Matters to a Vote of Security Holders............................................ 12

Item 6.      Exhibits and reports on Form 8-K............................................................... 12

Signatures.................................................................................................. 13

Index to Exhibits........................................................................................... 14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERIVISION COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                      (In thousands, except per share data)
                  (Information at March 31, 2001 is unaudited)

                                                      ASSETS
                                                                                       DECEMBER 31,   MARCH 31,
CURRENT ASSETS:                                                                           2000           2001
                                                                                        --------      --------
     Cash .........................................................................     $  1,104      $  1,643
     Accounts receivable ..........................................................       14,341        14,177
     Prepaid expenses and other current assets ....................................          660           688
                                                                                        --------      --------
               Total current assets ...............................................       16,105        16,508

Property and equipment, net .......................................................        5,360         4,784
Net deferred income tax benefits ..................................................        3,100         2,901
Covenants not to compete, net .....................................................        1,980         1,742
Other assets ......................................................................          595           535
                                                                                        --------      --------
               Total assets .......................................................     $ 27,140      $ 26,470
                                                                                        ========      ========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Revolving line of credit .....................................................     $ 20,661      $ 21,585
     Accounts payable and accrued expenses ........................................       12,398        11,709
     Current portion of other notes payable and capital lease obligations .........        1,935         2,826
     Loans and notes payable to related parties, current portion ..................        3,446         3,154
     Short-term notes payable to individuals ......................................          399           399
                                                                                        --------      --------
               Total current liabilities ..........................................       38,839        39,673
                                                                                        --------      --------
Long-term debt to related parties, net of current portion .........................        3,517         3,466
                                                                                        --------      --------
Accrued distributions to related party ............................................        3,201         3,201
                                                                                        --------      --------
Long-term debt, net of current portion ............................................        2,291           493
                                                                                        --------      --------
Redeemable common stock, carried at redemption value ..............................        1,597         1,597
                                                                                        --------      --------
Common stock subject to rescission ................................................          331           331
                                                                                        --------      --------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY:
     Commonstock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at March 31, 2001 and December 31, 2000 of 842,727
           and 838,927, respectively, net of 15,537 redeemable shares .............           82            82
     Additional paid-in capital ...................................................       10,309        10,312
     Unearned compensation ........................................................         (125)         (104)
     Retained earnings (accumulated deficit) ......................................      (32,902)      (32,581)
                                                                                        --------      --------
           Total stockholders' deficiency .........................................      (22,636)      (22,291)
                                                                                        --------      --------
           Total liabilities and stockholders' deficiency .........................     $ 27,140      $ 26,470
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

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                          ------------------------
                                                            2000            2001
                                                          ---------      ---------
REVENUES:
   Net sales ........................................     $  26,362      $  21,704
                                                          ---------      ---------
OPERATING EXPENSES:
   Cost of telecommunication services ...............        11,952          9,107
   Selling, general and administrative expenses .....        11,744         10,077
   Depreciation and amortization ....................         1,050            894
                                                          ---------      ---------
Total operating expenses ............................        24,746         20,078
                                                          ---------      ---------

Income from operations ..............................         1,616          1,626
                                                          ---------      ---------

OTHER INCOME (EXPENSE):
   Interest expense .................................        (1,154)        (1,000)
   Interest expense to related parties ..............          (153)          (127)
   Other income .....................................            38             21
                                                          ---------      ---------
Total other income (expense) ........................        (1,269)        (1,106)
                                                          ---------      ---------

Income before income tax expense ....................           347            520
Income tax expense ..................................           173            199
                                                          ---------      ---------
Net income ..........................................     $     174      $     321
                                                          =========      =========
EARNINGS PER SHARE:
   Basic earnings per share .........................     $     .26      $     .39
   Diluted earnings per share .......................     $     .18      $     .33

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ............................................       823,390        824,657
                                                          =========      =========
   Diluted ..........................................       951,272        975,771
                                                          =========      =========



   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                         STATEMENTS OF EQUITY (DEFICIT)
                                 (In thousands)

                              STOCKHOLDERS' EQUITY

                                                                       ADDITIONAL                 RETAINED
                                                          COMMON        PAID-IN       UNEARNED     EARNING
                                                           STOCK        CAPITAL     COMPENSATION  (DEFICIT)       TOTAL
                                                          --------     --------     ------------   --------      --------
Balance at December 31, 1999 (restated) .............     $     82     $ 10,228      $   (317)     $(33,751)     $(23,758)
   Expiration of potential rescission claims on
        nonredeemable common stock ..................           --          138            --            --           138
   Decrease in redemption value of redeemable
        common stock ................................           --           --            --            42            42
  Vesting of restricted stock awards and stock
        options .....................................           --          (57)          192            --           135
   Net income .......................................           --           --            --           807           807
                                                          --------     --------      --------      --------      --------
Balance at December 31, 2000 ........................           82       10,309          (125)      (32,902)      (22,636)
  Vesting of restricted stock awards and stock
        options (unaudited) .........................           --            3            21            --            24
   Net income (unaudited) ...........................           --           --            --           321           321
                                                          --------     --------      --------      --------      --------
Balance at March 31, 2001 (unaudited) ...............     $     82     $ 10,312      $   (104)     $(32,581)     $(22,291)



   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.


                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       2000         2001
                                                                         ---------    ---------
   Net income ........................................................   $     174    $     321
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation of property and equipment .........................         650          657
      Amortization of covenants not to compete .......................         400          238
      Stock compensation expense .....................................         170           24
      Deferred income tax expense ....................................         173          199
   Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable .................................       1,486          164
                 Prepaid expenses and other assets ...................        (628)          32
            Decrease in operating liabilities:
                 Accounts payable and accrued expenses ...............      (1,456)        (689)
                                                                         ---------    ---------
               Net cash provided by operating activities .............         969          946
                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ................................      (1,167)         (81)
                                                                         ---------    ---------
               Net cash used in investing activities .................      (1,167)         (81)
                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of loans and other obligations to related parties ......        (412)        (343)
   Net increase in borrowings under line of credit arrangements ......       1,946          924
   Proceeds from notes payable .......................................          44           50
   Repayments of notes payable and capital lease obligations .........      (1,014)        (957)
                                                                         ---------    ---------
              Net cash provided by (used in) financing activities ....         564         (326)
                                                                         ---------    ---------
Net increase in cash and cash equivalents ............................         366          539
Cash and cash equivalents at beginning of period .....................         991        1,104
                                                                         ---------    ---------
Cash and cash equivalents at end of period ...........................   $   1,357    $   1,643
                                                                         =========    =========
Cash paid during the period for interest .............................   $   1,256    $   1,065
                                                                         =========    =========
Cash paid during the period for income taxes .........................   $      --    $      --
                                                                         =========    =========
Supplemental non-cash activity:
   Exchange of short-term loans for subordinated promissory notes ....   $     133            $
                                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of March 31, 2001, and the results of its operations and cash flows for the three months ended March 31, 2000 and 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2000. The interim results are not necessarily indicative of the results for a full year.

Certain amounts in the condensed balance sheets as of March 31, 2001, have been reclassified to conform with the classifications used as of December 31, 2000.

NOTE B--EARNINGS PER SHARE (share and per share amounts not in thousands)

The computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 2001, is as follows:

                                                                                 March 31,
                                                                             2000        2001
                                                                          ---------    ---------
Basic Earnings Per Share
Net Income                                                                $     174    $     321
Decrease in redemption value of redeemable common stock                          42           --
                                                                          ---------    ---------
Net income available to nonredeemable common stockholders                 $     216    $     321
                                                                          =========    =========
Average shares of nonredeemable common stock outstanding                        823          825
                                                                          =========    =========
     Basic Earnings Per Share                                             $     .26    $     .39
                                                                          =========    =========
Diluted Earnings Per Share
Net income available to nonredeemable common stockholders                 $     216    $     321
Change in redemption value of redeemable common stock                           (42)          --
                                                                          ---------    ---------
Net income available to nonredeemable common stockholders
     and assumed conversions                                              $     174    $     321
                                                                          =========    =========

Average shares of nonredeemable common stock outstanding                        823          825
Stock options and awards                                                        112          135
Conversion of redeemable common stock                                            16           16
                                                                          ---------    ---------
Average shares of common stock outstanding and assumed conversions              951          976
                                                                          =========    =========

Diluted Earnings Per Share                                                $     .18    $     .33
                                                                          =========    =========

The conversion of convertible notes was not assumed in the computation of diluted earnings per share for the three months ended March 31, 2000 and 2001, because to do so would have been antidilutive for the periods.

Effective February 27, 2001, two Company directors exercised their stock warrants. Accordingly, the Company issued 3,800 shares of its common stock to the two directors. The issuance price was $0.01 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

         The historical financial data presented in the following table for and at the end of the three-month periods ended March 31, 2000 and 2001 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be achieved for the full year.

         The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   2000          2001
                                                                 --------      --------
BALANCE SHEET DATA:
  Working capital (deficit) ................................     $(24,344)     $(23,165)
  Total long-term debt .....................................     $ 11,985      $  9,088
  Total stockholder's deficit ..............................     $(23,372)     $(22,291)

OTHER FINANCIAL DATA:
  EBITDA (1) ...............................................     $  2,705      $  2,566

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

GENERAL

         The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $100.0 million in net sales in 2000. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at March 31, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in the subscriber base recently. The net sales for the three months ended March 31, 2000 totaled $26.4 million compared to $21.7 million for the three months ended March 31, 2001.

         From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998 due to the net loss of $3.7 million. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net income of $808,000 generated during the year ended December 31, 2000 also contributed to the decrease in accumulated stockholders' deficiency to approximately $22.6 million at December 31, 2000. The net income generated during the three months ended March 31, 2001 also contributed to the decrease in accumulated stockholders' deficiency to approximately $22.3 million at March 31, 2001. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $22.3 million, $22.7 million, and $23.2 million at December 31, 1999, 2000 and at March 31, 2001, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements in the Company's FORM 10-K."

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The following table sets forth for the three-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:


                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                            2000            2001
                                                         ----------     -------------
Net sales .............................................      100.0%       100.0%
                                                            ------       ------
Operating expenses:
     Cost of telecommunication services ...............       45.3%        42.0%
     Selling, general and administrative expenses .....       44.5%        46.4%
     Depreciation and amortization expense ............        4.0%         4.1%
                                                            ------       ------
          Total operating expenses ....................       93.8%        92.5%
                                                            ------       ------
Income from operations ................................        6.2%         7.5%

Interest expense ......................................       (5.0)%       (5.2)%

Other income ..........................................        0.1%         0.1%
                                                            ------       ------

Income before income tax ..............................        1.3%         2.4%

Income tax expense ....................................        0.6%         0.9%
                                                            ------       ------

Net income ............................................        0.7%         1.5%


    Net Sales: Net sales decreased 17.7% to $21.7 million for the three months ended March 31, 2001 from $26.4 million for the three months ended March 31, 2000. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 135 million minutes for the three months ended March 31, 2001 compared to 138 million minutes for the three months ended March 31, 2000, a decrease of 2.2%.

    Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three months ended March 31, 2001, the Company's overall cost per minute decreased as compared to the three months ended March 31, 2000. This decrease resulted from rate reductions received by the Company from its switchless carrier. During the three months ended March 31, 2001 and 2000, the amounts and relative percentage of net sales to each of its providers was as follows:

                                                        THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------------------
                                                    2000                          2001
                                          -------------------------    -------------------------
                                           AMOUNT     PERCENTAGE OF     AMOUNT     PERCENTAGE OF
                                          (000'S)       NET SALES       (000'S)      NET SALES
                                          --------    -------------    --------    -------------
WorldCom ..............................   $  6,179        23.4%        $  6,364        29.3%
Switched Operations ...................      2,862        10.9%           1,927         8.9%
PICC/USF Fees .........................      2,911        11.0%             816         3.8%
                                          --------       -----         --------       -----
   Totals .............................   $ 11,952        45.3%        $  9,107        42.0%


         WorldCom: The Company's overall percentage usage of WorldCom during the three months ended March 31, 2001 as compared to the year earlier period increased as a result of the Company having fewer minutes on the switches and due to a reduction in total billable minutes. For the three months ended March 31, 2001, total minutes of usage from WorldCom were approximately 112 million minutes compared to approximately 101 million minutes for the same period in 2000, an increase of 10.9%.

         Switched Operations: Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The total minutes of usage for switched operations for the three months ended March 31, 2001 and 2000 were 23 million minutes and 37 million minutes, respectively.

         PICC/USF Fees: These expenses decreased for the quarter ended March 31, 2001 compared to the year earlier period due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges.

         Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:


                                              THREE MONTHS ENDED MARCH 31,
                                  ----------------------------------------------------
                                          2000                          2001
                                  -----------------------      -----------------------
                                   AMOUNT     PERCENTAGE OF     AMOUNT     PERCENTAGE OF
                                   (000'S)      NET SALES       (000'S)      NET SALES
                                  ---------     ---------      ---------     ---------
Billing fees and charges ....     $   2,264           8.5%     $   2,297          10.6%
Advertising expense .........           737           2.8%           159           0.7%
Other general and
administrative ..............         6,526          24.8%         5,808          26.7%
Telemarketing expense .......           296           1.1%           238           1.1%
Royalties to non-profit
organizations ...............         1,921           7.3%         1,575           7.3%
                                  ---------     ---------      ---------     ---------
   Totals ...................     $  11,744          44.5%     $  10,077          46.4%


         Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LEC's and other third party billing companies.

         Advertising Expense: Advertising expenses decreased 78.4% to $159,000 for the three months ended March 31, 2001 compared to $737,000 for the three months ended March 31, 2000 due to the Company curtailing certain advertising expenses.

         Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 11.0% for the three months ended March 31, 2001 as compared to the same period in 2000 due to reductions in commissions, internet costs, stock compensation expense and other professional fees.

         Telemarketing Expense: During the three months ended March 31, 2001, as compared to the year earlier period, telemarketing expenses decreased from $296,000 to $238,000 due to the Company conducting call center operations internally in a new facility, which began at the end of 1999. The new call center allows the Company to better manage the costs of telemarketing and to control the productivity of the telemarketing personnel.

         Royalties to Non-Profit Organizations: During the three months ended March 31, 2001, royalties to non-profit organizations decreased by approximately 18.0% to $1.6 million compared to $1.9 million for the same period in 2000. The majority of the decrease is due to an overall decrease in revenues. As of March 31, 2001, the Company paid approximately 35,000 organizations through its royalty program, compared to a similar number of organizations as of March 31, 2000. For the three months ended March 31, 2001 and 2000, approximately 39.1% and 37.9%, respectively, of total royalties were paid to the top ten organizations.

         Depreciation and Amortization: Depreciation and amortization expense decreased 18.7% to $894,000 for the three months ended March 31, 2001 compared to $1.1 million for the same period in 2000. This decrease is attributable to a reduction in the amortization of covenants not to compete.

         Interest Expense and Other Finance Charges: Interest expense decreased 15.4% to $1.1 million for the three months ended March 31, 2001 compared to $1.3 million for the same period in 2000.

         Other Income (Expense): For the three months ended March 31, 2001, interest income and rental income decreased to $21,000 compared to $38,000 for the same period in 2000.

         Income Tax Expense (Benefit): The Company recorded a deferred income tax expense of approximately $199,000 and $173,000 for the three months ended March 31, 2001 and 2000, respectively. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

         Net Income: During the three months ended March 31, 2001 and 2000, the Company reported net income of $321,000 and $174,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

         Net cash provided by operations was $946,000 for the three months ended March 31, 2001 as compared to net cash provided by operations of $969,000 for the same period in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

         Of the $35.0 million in availability, currently limited to approximately $30.0 million due to financial results and loan formula restrictions, approximately $21.6 million was outstanding as of March 31, 2001 under the Credit Facility. The remaining balance of $8.4 million is available to the Company for working capital, capital improvements, debt reduction and required reserves.

         The Company estimates cash flow from operations and, to the extent required, borrowings under the Credit Facility would be sufficient to fund its remaining obligations and to meet its other anticipated capital requirements for 2001. In the event the Company's estimates of capital requirements are too low, and the Company does not have sufficient availability under the Credit Facility or is unable to obtain alternate sources of financing, the Company may be required to curtail its capital improvement and telemarketing. See "Note J--Financial Condition and Results of Operations in the Company's FORM 10-K."

Operating Activities

         Significant uses of cash in operating activities for the three months ended March 31, 2001 include decreases in accounts payable of $689,000. Accounts receivable increased by $164,000 and prepaid expenses increased by $32,000. The Company also generated cash from operations by recording net income of $321,000; $199,000 from recording a deferred income tax expense; $895,000 in certain non-cash expenses, principally depreciation and amortization and $24,000 from recording the issuance of stock warrants, options and awards.

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

Investing Activities

         The Company's investing activities for the three months ended March 31, 2001 consisted primarily of property and equipment purchases of $81,000.

         The Company's investing activities for the three months ended March 31, 2000 consisted primarily of property and equipment purchases of $1.2 million.

Financing Activities

         During the three months ended March 31, 2001, financing activities used $326,000 in cash. The most significant use of cash was the repayment of notes and leases payable totaling $957,000 and the repayments to related parties totaling $343,000. The most significant source of cash was an increase of $924,000 in borrowings under the Company's Credit Facility and proceeds from notes payable of $50,000.

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

FORWARD LOOKING INFORMATION

         This Report contains forward-looking statements and information that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words "anticipate," "believe," "intend," "estimate" and "expect" and similar expressions. Such statements reflect the Company's current views with respect to future events, based on what it believes are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions, including but not limited to the risk factors set forth in the Company's Statements on FORM 10-K, copies of which may be obtained from the Securities and Exchange Commission or from the Internet site maintained by the Commission at http://www.sec.gov. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. The Company disclaims any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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

         Subject to court approval, which the Company intends to seek, the Company and Mr. Parry have agreed to convert Mr. Parry's shareholder derivative suit on behalf of the Company into a suit, which the Company will control. The suit raises, among others, issues, which have already been the subject of examination by the Investigative Committee.

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

ITEM 3.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No shareholder meeting had been held as of May 15, 2001.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

         Not applicable.

(B) REPORTS ON FORM 8-K

         Not applicable.

         -------------

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERIVISION COMMUNICATIONS, INC.


DATE: May 15, 2001                     /s/ Stephen D. Halliday
                                       -----------------------
                                       Stephen D. Halliday, President and Chief
                                       Executive Officer

                                       /s/ David E. Grose
                                       ------------------
                                       David E. Grose, Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)