Form 10-K/A
period 1999-12-31
AMERIVISION COMMUNICATIONS INC
filed 2001-05-25
CIK 879385

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      1999

                                  FORM 10-K/A

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At May 22, 2001, there were 842,727 shares of Common Stock of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

================================================================================
extension. The Damoose Note matures in April 2001 and can be extended, at Mr. Damoose's option, for an additional three years on the same terms and conditions. In connection with the issuance of the Damoose Note, the Company has issued Mr. Damoose warrants to purchase 400 shares of Common Stock for $0.01 per share. The Company believes that the terms and conditions of the Damoose Loan and Damoose Note were at least as favorable as the Company could have obtained in an arm's length transaction with an unaffiliated third party.

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

27.1     - Financial Data Schedule


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

                                           AMERIVISION COMMUNICATIONS, INC.

Date: May 25, 2001                    By:   /s/ Stephen D. Halliday
                                           ------------------------
                                           Stephen D. Halliday
                                           President and Chief Executive Officer


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

As more fully discussed in Note O to the financial statements, subsequent to the issuance of the Company's 1999 financial statements and our report thereon dated March 31, 2000, the Company's management and Board of Directors determined that the original employment and stock agreements entered into with certain of its officers and directors had not been considered. In addition, the Company did not properly account for certain shares of its common stock, for which redemption was outside of its control. In our original report we expressed an unqualified opinion on the 1999 financial statements and our opinion on the revised statements, as expressed herein, remains unqualified.

                                                           /s/ Cole & Reed, P.C.

Oklahoma City, Oklahoma
March 31, 2000, except for Notes N and O, for which the effective date is December 6, 2000

CONSOLIDATED BALANCE SHEETS (dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.


                                                                                            December 31
                                                                                       1998            1999
                                                                                   -------------   -------------
                                                                                    (Restated)      (Restated)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                     $         635   $         991
     Accounts receivable, net of allowance for uncollectible
         accounts of $393 and $500 at December 31, 1998 and 1999,                         16,058          16,743
     Receivables from related parties                                                        152              --
     Investment in and note receivable from affiliate                                        578              --
     Prepaid expenses and other current assets                                               231             428
                                                                                   -------------   -------------
                           TOTAL CURRENT ASSETS                                           17,654          18,162


OTHER ASSETS
     Property and equipment, net                                                           1,118           5,775
     Net deferred income tax benefits                                                      5,577           3,600
     Covenants not to compete                                                                546           3,200
     Asset held for disposal                                                                 500              --
     Other assets                                                                            179             357
                                                                                   -------------   -------------
                                                                                           7,920          12,932

                           TOTAL ASSETS                                            $      25,574   $      31,094
                                                                                   =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

AMERIVISION COMMUNICATIONS, INC.


                                                                                                 December 31
                                                                                             1998            1999
                                                                                         ------------    ------------
                                                                                          (Restated)      (Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

     Revolving line of credit                                                            $         --    $     20,880
     Accounts payable and accrued expenses                                                     21,532          14,029
     Accounts payable to related parties                                                        3,232              --
     Borrowings under accounts receivable based credit facilities                               7,964              --
     Accrued interest payable                                                                     292               5
     Short-term notes payable to individuals                                                    5,268             553
     Loans and notes payable to related parties, current portion                                  686           2,657
     Current portion of other notes payable and capital lease obligations                       2,315           2,300
                                                                                         ------------    ------------
                                    TOTAL CURRENT LIABILITIES                                  41,289          40,424


LONG-TERM DEBT TO RELATED PARTIES, net of current portion                                       4,218           5,425

ACCRUED DISTRIBUTIONS  TO RELATED PARTY                                                         3,225           3,201

LONG-TERM DEBT, net of current portion                                                          1,046           3,694

REDEEMABLE COMMON STOCK, carried at redemption value                                            1,755           1,639
     Shares outstanding at December 31, 1998: 15,737
     Shares outstanding at December 31, 1999: 15,537

COMMON STOCK SUBJECT TO RESCISSION                                                              1,685             469

STOCKHOLDERS' DEFICIENCY
     Common Stock--par value $0.10 per share,                                                      82              82
     authorized 1,000,000 shares
         total issued and outstanding:
             December 31, 1998: 839,127
             December 31, 1999: 838,927
         net of redeemable shares and shares subject to rescission:
             December 31, 1998: 823,390
             December 31, 1999: 823,390
     Additional paid-in capital                                                                 8,816          10,228
     Unearned compensation                                                                       (465)           (317)
     Retained earnings (deficit)                                                              (36,077)        (33,751)
                                                                                         ------------    ------------

                                    TOTAL STOCKHOLDERS' DEFICIENCY                            (27,644)        (23,758)
                                                                                         ------------    ------------

                                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $     25,574    $     31,094
                                                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except share and per share amounts)

AMERIVISION COMMUNICATIONS, INC.



                                                                                              Years Ended December 31
                                                                                       1997              1998            1999
                                                                                   -------------    -------------    -------------
                                                                                                      (Restated)       (Restated)
NET SALES                                                                          $     113,351    $     124,232    $     114,661

OPERATING EXPENSES
     Cost of telecommunication services                                                   44,711           48,787           53,050
     Cost of telecommunication services provided by related parties                       13,529           14,736            1,469
     Selling, general and administrative expenses                                         44,530           49,523           47,645
     Selling, general and administrative expenses to related parties                       5,893            6,805               --
     Depreciation and amortization                                                           683            2,102            2,899
                                                                                   -------------    -------------    -------------
                            TOTAL OPERATING EXPENSES                                     109,346          121,953          105,063
                                                                                   -------------    -------------    -------------

                            INCOME FROM OPERATIONS                                         4,005            2,279            9,598

OTHER INCOME (EXPENSE)
     Interest expense and other finance charges                                           (3,245)          (4,993)          (4,873)
     Interest expense and other finance charges to related parties                          (924)            (974)            (698)
     (Loss) recovery on loans and other receivables                                           --             (552)             182
     Net gain (loss)  on long-lived assets                                                    --             (215)            (103)
     Equity in income (losses) of affiliates                                                 (99)              41               --
     Other income                                                                             14               59               95
                                                                                   -------------    -------------    -------------
                                                                                          (4,254)          (6,634)          (5,397)
                                                                                   -------------    -------------    -------------

                            INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)               (249)          (4,355)           4,201

INCOME TAX EXPENSE (BENEFIT)                                                                  92             (700)           1,977
                                                                                   -------------    -------------    -------------

                            NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
                                OF CHANGE IN ACCOUNTING PRINCIPLE                           (341)          (3,655)           2,224
                                                                                   -------------    -------------    -------------

                            NET INCOME (LOSS)                                      $        (341)   $      (3,655)   $       2,224
                                                                                   =============    =============    =============

                            BASIC EARNINGS (LOSS) PER SHARE                        $       (1.01)   $       (4.32)   $        2.83
                                                                                   =============    =============    =============

                            DILUTED EARNINGS (LOSS) PER SHARE                      $       (1.01)   $       (4.43)   $        2.35
                                                                                   =============    =============    =============

Weighted average number of shares outstanding

     Basic earnings (loss) per share                                                     799,398          804,045          823,390
                                                                                   =============    =============    =============

     Diluted earnings (loss) per share                                                   799,398          825,004          947,531
                                                                                   =============    =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (dollars in thousands)

 AMERIVISION COMMUNICATIONS, INC.



                                                     Nonredeemable Common Stock
                                                     --------------------------  Additional                  Retained
                                                       Number of                  Paid-in      Unearned     Earnings
                                                        Shares         Amount     Capital    Compensation   (Deficit)     Total
                                                     ------------   -----------  ----------  ------------  ----------   ----------
BALANCE AT JANUARY 1, 1997 (Restated)                     789,926   $       79   $    3,121   $       --   $  (26,134)  $  (22,934)

 Acquisition and cancellation of
     nonredeemable common stock                              (100)          --           (5)          --          (10)         (15)
 Expiration of redemption obligations
     applicable to redeemable common stock                 10,617            1          686           --           --          687
 Expiration of potential rescission claims
     on nonredeemable common stock                             --           --        2,892           --           --        2,892
 Accretion of redemption value of
     redeemable common stock                                   --           --           --           --         (470)        (470)
 Distributions to nonredeemable stockholders
     ($7.54 per share)                                         --           --           --           --       (5,646)      (5,646)
 Net loss                                                      --           --           --           --         (341)        (341)
                                                       ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1997 (Restated)                   800,443           80        6,694           --      (32,601)     (25,827)

 Expiration of redemption obligations
     applicable to redeemable common stock                    199           --           19           --           --           19
 Expiration of potential rescission
     claims on nonredeemable common stock                   1,530           --           --        1,530
 Decrease in redemption value of redeemable
     common stock                                              --          179          179
 Shares reserved for restricted stock awards
     to Company officer and directors                      22,748            2          545         (547)          --           --
 Vesting of restricted stock awards and stock options          28           82           --          110
 Net loss                                                      --           --           --           --       (3,655)      (3,655)
                                                       ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1998 (Restated)                   823,390           82        8,816         (465)     (36,077)     (27,644)

 Decrease in redemption value of
     redeemable common stock                                   --           --           --           --          102          102
 Expiration of potential rescission
     claims on nonredeemable common stock                   1,216           --           --        1,216
 Shares reserved for detachable stock
     warrants issued with convertible notes                    --           --          158           --           --          158
 Vesting of restricted stock awards and stock options          --           --           38          148           --          186
 Net income                                                    --           --           --           --        2,224        2,224
                                                       ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1999 (Restated)                   823,390   $       82   $   10,228   $     (317)  $  (33,751)  $  (23,758)
                                                       ==========   ==========   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

 AMERIVISION COMMUNICATIONS, INC.


                                                                                            Years Ended December 31
                                                                                     1997            1998           1999
                                                                                  ------------   ------------   ------------
                                                                                                  (Restated)     (Restated)
OPERATING ACTIVITIES

Net income (loss)                                                                 $       (341)  $     (3,655)  $      2,224
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation of property and equipment                                              611            464          1,890
       Amortization of intangible assets                                                    72          1,638          1,009
       Equity in undistributed net (income) losses of affiliates                            99            (41)            --
       Losses on other receivables                                                          --            552             --
       Impairment loss (recovery) on asset held for disposal                                --            215            (22)
       Loss on disposal of fixed assets                                                     --             --            125
       Deferred income tax expense (benefit)                                                92           (700)         1,977
       Issuance of detachable stock warrants                                                --             --            158
       Stock compensation expense                                                           --            110            186
       Changes in assets and liabilities:
           Decrease (increase) in operating assets:
               Accounts receivable                                                      (5,575)         2,187           (685)
               Sale of accounts receivable                                               2,435             --             --
               Receivables from related parties                                           (503)           351            152
               Other receivables                                                           (85)           194             --
               Prepaid expenses and other assets                                            20            (62)           709
           Increase (decrease) in operating assets:
               Accounts payable and accrued expenses                                       518          5,412         (7,503)
               Accounts payable to related parties                                       1,221            410         (1,597)
               Interest payable                                                           (188)            43           (287)
                                                                                  ------------   ------------   ------------
                 NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES                   (1,624)         7,118         (1,664)

INVESTING ACTIVITIES

    Purchases of property and equipment                                                   (337)          (353)        (2,983)
    Deposits paid on fixed assets                                                           --             --           (355)
    Proceeds from sale of fixed assets                                                      --             --             --
    Proceeds from sale of asset held for disposal                                           --             --            522
    Release of investments pledged                                                          85             55             10
    Advances and loans to related parties                                                 (670)            --             --
    Repayments from related parties                                                         --            150             --
                                                                                  ------------   ------------   ------------
                 NET CASH PROVIDED BY (USED IN) INVESTING  ACTIVITIES                     (922)          (148)        (2,806)

FINANCING ACTIVITIES

    Proceeds of loans from related parties                                               3,699          1,554            262
    Repayments of loans and other obligations to related parties                        (4,324)        (3,051)        (1,297)
    Net increase (decrease) in borrowings under line of credit arrangements              6,790         (2,850)        12,916
    Loan closing fees paid                                                                  --           (169)          (345)
    Proceeds from notes payable and long-term debt                                         590            250          2,553
    Repayment of notes and leases payable                                                 (224)          (304)        (4,510)
    Proceeds from short-term notes payable to individuals                                  773            150             --
    Repayment of short-term notes payable to individuals                                  (322)          (444)        (4,715)
    Accrued distributions paid to related party                                             --           (242)           (24)
    Distributions paid to other stockholders                                            (4,906)        (1,090)            --
    Redemptions of common stock                                                            (68)          (154)           (14)
                                                                                  ------------   ------------   ------------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     2,008         (6,350)         4,826
                                                                                  ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (538)           620            356

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           553             15            635
                                                                                  ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $         15   $        635   $        991
                                                                                  ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

AMERIVISION COMMUNICATIONS, INC.



                                                                                        Years Ended December 31
                                                                                     1997        1998        1999
                                                                                  ----------  ----------  ----------
                                                                                              (Restated)  (Restated)
SUPPLEMENTAL CASH FLOW DISCLOSURES

     Interest and other finance charges paid                                      $    4,357  $    5,924  $    5,521
                                                                                  ==========  ==========  ==========

     Income taxes paid                                                            $       --  $       --  $       60
                                                                                  ==========  ==========  ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


     Acquisition of assets and increase in liability to related company           $       --  $      192  $       --
                                                                                  ==========  ==========  ==========

     Assets acquired by incurring capital lease obligations                       $      375  $       70  $      351
                                                                                  ==========  ==========  ==========

     Assets acquired by incurring capital lease obligations and notes payable
         to related parties                                                       $       --  $       --  $    2,983
                                                                                  ==========  ==========  ==========

     Conversion of redeemable common stock to subordinated note payable           $       --  $      928  $       --
                                                                                  ==========  ==========  ==========

     Issuance of shares for restricted stock awards to Company directors          $       --  $      547  $       --
                                                                                  ==========  ==========  ==========

     Exchange of investment in common stock and note receivable for lease
         of telemarketing facility and equipment                                  $       --  $       --  $      578
                                                                                  ==========  ==========  ==========

     Conversion of trade payables to related party to notes payable
         to related party                                                         $       --  $    1,224  $    1,635
                                                                                  ==========  ==========  ==========

     Termination settlement obligations to former officer and employees           $       --  $    2,184  $    3,834
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

NOTE O -- PRIOR PERIOD ADJUSTMENTS

Subsequent to the issuance of the Company's 1999 Financial Statements, the Company's management and Board of Directors determined that the original employment and stock agreements entered into with certain of its officers and directors had not been considered. These agreements had effective dates ranging from October 1998 to January 1999. In May 1999, the Company entered into new agreements with each of the officers and directors, all of which superceded their prior agreements. However, except in the case of one non-employee director, the only changes to the stock options and stock bonuses were to change the vesting period of the awards. For one non-employee director, the stock option was increased from 4,550 shares to 9,099 shares. Thus, the Company believes that the stock options and stock bonuses are more properly accounted for in accordance with the terms of the original agreements, with subsequent modifications to the awards and vesting periods accounted for in the period that the changes occurred.

In addition, the Company has also restated its financial statements to reclassify common stock subject to rescission by the stockholder separately from stockholders' deficiency, as discussed in Notes H and I to the financial statements.

The following table summarizes the effects of the restatements described above to the prior period financial statements:


                                             As Previously Reported                                 As Restated
                                ------------------------------------------------ ------------------------------------------------
                                                            Basic      Diluted                               Basic      Diluted
                                                           Earnings    Earnings                             Earnings    Earnings
                                Stockholders'  Net Income   (Loss)      (Loss)   Stockholders'  Net Income   (Loss)      (Loss)
                                 Deficiency      (Loss)    Per Share   Per Share  Deficiency      (Loss)    Per Share   Per Share
                                -------------  ----------  ----------  --------- -------------  ----------  ---------   ---------
As of January 1, 1997            $(16,827)      $   N/A     $  N/A     $  N/A      $(22,934)     $   N/A     $  N/A      $  N/A
                                 ========       =======     ======     ======      ========      =======     ======      ======
As of and for the year ended
   December 31, 1997             $(22,612)      $  (341)    $(1.01)    $(1.01)     $(25,827)     $  (341)    $(1.01)     $(1.01)
                                 ========       =======     ======     ======      ========      =======     ======      ======
As of and for the year ended
   December 31, 1998             $(25,971)      $(3,557)    $(4.22)    $(4.33)     $(27,644)     $(3,655)    $(4.32)     $(4.43)
                                 ========       =======     ======     ======      ========      =======     ======      ======
As of and for the year ended
   December 31, 1999             $(23,229)      $ 1,913     $ 2.50     $ 2.14      $(23,758)     $ 2,224     $ 2.83      $ 2.35
                                 ========       =======     ======     ======      ========      =======     ======      ======