Form 10-Q
period 2001-06-30
AMERIVISION COMMUNICATIONS INC
filed 2001-08-20
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended June 30 2001.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the transition period from ___________ to ___________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES [X] NO [ ]

Outstanding shares of the registrant's common stock, par value $0.10 per share, at August 20, 2001: 842,727

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX


                                                                                                     PAGE NO.
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited) and
                 December 31, 2000.......................................................................1

                 Condensed Consolidated Statements of Operations (unaudited) - Three months and six months ended June 30, 2001 and 2000.............................................2

                 Condensed Consolidated Statements of Stockholders' Deficiency
                 for the year ended December 31, 2000 and six months ended June
                 30, 2001 (unaudited)....................................................................3

                 Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2001 and 2000............................................................4

                 Notes to Condensed Consolidated Financial Statements (unaudited)........................5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...................................................................6

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings.......................................................................13

Item 2.          Changes in Securities and Use of Proceeds...............................................13

Item 3.          Submission of Matters to a Vote of Security Holders.....................................13

Item 6.          Exhibits and reports on Form 8-K........................................................14

Signatures...............................................................................................15

Index to Exhibits........................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERIVISION COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                   (Information at June 30, 2001 is unaudited)

                                                    ASSETS

                                                                                       DECEMBER 31,   JUNE 30,
                                                                                          2000          2001
                                                                                       ------------   --------
CURRENT ASSETS:
     Cash .........................................................................     $  1,104      $  2,106
     Accounts receivable, net of allowance for uncollectible accounts of  $861 at
        December 31, 2000 and June 30, 2001 .......................................       14,341        12,990
     Prepaid expenses and other current assets ....................................          660           640
                                                                                        --------      --------
               Total current assets ...............................................       16,105        15,736

Property and equipment, net .......................................................        5,360         4,522
Net deferred income tax benefits ..................................................        3,100         3,129
Covenants not to compete, net .....................................................        1,980         1,505
Other assets ......................................................................          595           491
                                                                                        --------      --------
               Total assets .......................................................     $ 27,140      $ 25,383
                                                                                        ========      ========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Revolving line of credit .....................................................     $ 20,661      $ 21,438
     Accounts payable and accrued expenses ........................................       12,398        11,709
     Current portion of other notes payable and capital lease obligations .........        1,935         2,826
     Loans and notes payable to related parties, current portion ..................        3,446         3,154
     Short-term notes payable to individuals ......................................          399           349
                                                                                        --------      --------
               Total current liabilities ..........................................       38,839        39,476
                                                                                        --------      --------
Long-term debt to related parties, net of current portion .........................        3,517         3,243
                                                                                        --------      --------
Accrued distributions to related party ............................................        3,201         3,201
                                                                                        --------      --------
Long-term debt, net of current portion ............................................        2,291           172
                                                                                        --------      --------
Redeemable common stock, carried at redemption value ..............................        1,597         1,597
                                                                                        --------      --------
Common stock subject to rescission ................................................          331           331
                                                                                        --------      --------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY:
     Common stock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at June 30, 2001 and December 31, 2000 of 842,727
           and 838,927, respectively, net of 15,537 redeemable shares .............           82            82
     Additional paid-in capital ...................................................       10,309        10,317
     Unearned compensation ........................................................         (125)          (83)
     Retained earnings (accumulated deficit) ......................................      (32,902)      (32,953)
                                                                                        --------      --------
           Total stockholders' deficiency .........................................      (22,636)      (22,637)
                                                                                        --------      --------
           Total liabilities and stockholders' deficiency .........................     $ 27,140      $ 25,383
                                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        -------------------------------------------------------
                                                           2000           2001           2000           2001
                                                        ----------     ----------     ----------     ----------
REVENUES:
   Net sales .......................................    $   25,551     $   20,337     $   51,913     $   42,042
                                                        ----------     ----------     ----------     ----------

OPERATING EXPENSES:
   Cost of telecommunication services ..............        11,801          9,909         23,753         19,016
   Selling, general and administrative expenses ....        12,148          9,490         23,892         19,567
   Depreciation and amortization ...................           978            534          2,028          1,428
                                                        ----------     ----------     ----------     ----------
Total operating expenses ...........................        24,927         19,933         49,673         40,011
                                                        ----------     ----------     ----------     ----------
Income from operations .............................           624            404          2,240          2,031
                                                        ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
   Interest expense ................................        (1,040)          (830)        (2,194)        (1,831)
   Interest expense to related parties .............          (282)          (189)          (435)          (316)
   Other income ....................................            54             15             92             36
                                                        ----------     ----------     ----------     ----------
Total other income (expense) .......................        (1,268)        (1,004)        (2,537)        (2,111)
                                                        ----------     ----------     ----------     ----------
Income (loss) before income tax expense ............          (644)          (600)          (297)           (80)
Income tax expense (benefit) .......................          (321)          (228)          (148)           (29)
                                                        ----------     ----------     ----------     ----------
Net income (loss) ..................................    $     (323)    $     (372)    $     (149)    $      (51)
                                                        ==========     ==========     ==========     ==========
EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share .................    $     (.39)    $     (.06)    $     (.13)    $     (.45)
   Diluted earnings (loss) per share ...............    $     (.39)    $     (.06)    $     (.18)    $     (.45)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ...........................................       823,390        827,190        823,390        825,923
                                                        ==========     ==========     ==========     ==========
   Diluted .........................................       823,390        827,190        823,390        825,923
                                                        ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (In thousands)

                                                   STOCKHOLDERS' DEFICIENCY
----------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONAL                    RETAINED
                                                        COMMON       PAID-IN        UNEARNED       EARNING
                                                        STOCK        CAPITAL      COMPENSATION    (DEFICIT)         TOTAL
                                                      ----------    ----------    ------------    ----------     -----------
Balance at December 31, 1999 (restated) ..........    $       82    $   10,228     $     (317)    $  (33,751)    $  (23,758)
   Expiration of potential rescission claims on
        Nonredeemable common stock ...............            --           138             --             --            138
   Decrease in redemption value of redeemable
        common stock .............................            --            --             --             42             42
  Vesting of restricted stock awards and stock
        options ..................................            --           (57)           192             --            135
   Net income ....................................            --            --             --            807            807
                                                      ----------    ----------     ----------     ----------     -----------
                                                              82        10,309           (125)       (32,902)        (22,636)
Balance at December 31, 2000
  Vesting of restricted stock awards and stock
        options (unaudited) ......................            --             8             42             --             50
   Net income (unaudited) ........................            --            --             --            (51)           (51)
                                                      ----------     ----------     ----------     ----------     -----------
Balance at June 30, 2001 (unaudited) .............    $       82    $   10,317     $      (83)    $  (32,953)    $  (22,637)
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

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                              SIX MONTHS ENDED
                                                                                                                   JUNE 30,
                                                                                                           -----------------------
                                                                                                             2000          2001
                                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..................................................................................    $   (149)     $    (51)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation of property and equipment ..........................................................       1,283           953
      Amortization of covenants not to compete ........................................................         745           475
      Gain on sale of long-lived assets ...............................................................          27            --
      Amortization of unearned compensation related to stock option and awards ........................         204            50
      Deferred income tax benefit .....................................................................        (148)          (29)
      Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable ..................................................................       1,048         1,351
                 Prepaid expenses and other assets ....................................................        (551)          124
            Increase (decrease) in operating liabilities:
                 Accounts payable and accrued expenses ................................................        (942)         (688)
                 Interest payable .....................................................................          10            (1)
                                                                                                           --------      --------
               Net cash provided by operating activities ..............................................       1,527         2,184
                                                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .................................................................      (1,838)         (115)
   Investment in television pilot .....................................................................        (470)           --
   Proceeds from sale of long-lived assets ............................................................          20            --
                                                                                                           --------      --------
               Net cash used in investing activities ..................................................      (2,288)         (115)
                                                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of loans and other obligations to related parties .......................................        (635)         (566)
   Net increase in borrowings under line of credit arrangements .......................................       3,115           777
   Proceeds from notes payable ........................................................................          44            50
   Repayment of notes payable and capital lease obligations ...........................................      (1,448)       (1,278)
   Repayment of short-term notes payable to individuals ...............................................         (21)          (50)
                                                                                                           --------      --------
              Net cash provided by (used in) financing activities .....................................       1,055        (1,067)
                                                                                                           --------      --------
Net change in cash and cash equivalents ...............................................................         294         1,002
Cash and cash equivalents at beginning of period ......................................................         991         1,104
                                                                                                           --------      --------
Cash and cash equivalents at end of period ............................................................    $  1,285      $  2,106
                                                                                                           ========      ========
Cash paid during the period for interest ..............................................................    $  2,532      $  2,044
                                                                                                           ========      ========
Cash paid during the period for income taxes ..........................................................    $     --      $     --
                                                                                                           ========      ========
Supplemental non-cash activity:
   Exchange of short-term loans for long-term loans ...................................................    $    177      $     --
                                                                                                           ========      ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and cash flows for the six months ended June 30, 2000 and 2001.

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

      Certain amounts in the condensed balance sheets as of June 30, 2001, have been reclassified to conform with the classifications used as of December 31, 2000.

NOTE B--EARNINGS PER SHARE (share and per share amounts not in thousands)

      The computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 2001, is as follows:

                                                                                Three months         Six months
                                                                                   ended               ended
                                                                                           June 30,
                                                                               --------------------------------
BASIC EARNINGS (LOSS) PER SHARE                                                 2000    2001      2000     2001
                                                                                ----    ----      ----     ----
Net income (loss) ..........................................................   $(323)   $(372)   $(148)   $ (51)
Decrease in redemption value of redeemable common stock ....................      --       --       42       --
                                                                               -----    -----    -----    -----
Net income available to nonredeemable common stockholders ..................   $(323)   $(372)   $(106)   $ (51)
                                                                               =====    =====    =====    =====

Average shares of nonredeemable common stock outstanding ...................     823      826      823      826
                                                                               =====    =====    =====    =====
     Basic earnings (loss) per share .......................................   $(.39)   $(.45)   $(.13)   $(.06)
                                                                               =====    =====    =====    =====

DILUTED EARNINGS (LOSS) PER SHARE

Net income available to nonredeemable common stockholders ..................   $(323)   $(372)   $(106)   $ (51)
Change in redemption value of redeemable common stock ......................      --       --      (42)      --
                                                                               -----    -----    -----    -----
Net income available to nonredeemable common stockholders
     and assumed conversions ...............................................   $(323)   $(372)   $(148)   $ (51)
                                                                               =====    =====    =====    =====

Average shares of nonredeemable common stock outstanding ...................     823      826      823      826
Conversion of redeemable common stock ......................................      --       --       16       --
                                                                               -----    -----    -----    -----
Average shares of common stock outstanding and assumed conversions .........     823      826      839      826
                                                                               =====    =====    =====    =====
     Diluted earnings (loss) per share .....................................   $(.39)   $(.45)   $(.18)   $(.06)
                                                                               =====    =====    =====    =====

     The conversion of redeemable stock was not assumed in the computation of diluted earnings (loss) per share for the three months ended June 30, 2000 and 2001, or the six months ended June 30, 2001, because to do so would have been antidilutive for the periods.

     The conversion of convertible notes was not assumed in the computation of diluted earnings (loss) per share for the six months ended June 30, 2000 and 2001, because to do so would have been antidilutive for the periods.

     Effective February 27, 2001, two Company directors exercised their stock warrants. Accordingly, the Company issued 3,800 shares of its common stock to the two directors. The issuance price was $0.01 per share.

NOTE C - COMMITMENTS AND CONTINGENCIES

     In November 2000, the Company notified the third-party contractor responsible for development of the Company's billing system that the Company intended to terminate the contract between the Company and the contractor. The Company continued to negotiate resolution of the matter with the contractor, but in July 2001, the Company determined that it would be unable to reach a viable solution with the contractor. Accordingly, in July 2001, the Company, through its legal counsel, notified the contractor that the Company intends to pursue all appropriate remedies available to it pursuant to the contract, including arbitration under legal proceedings. However, the Company requested that the contractor voluntarily agree to rescind all amounts that the Company paid to the contractor, totaling approximately $1.0 million. The Company asked that the contractor respond to the letter by August 2, 2001, however the contractor asked for and the Company granted an extension of several weeks for that response.

     The amounts paid to the contractor, including direct expenses, of approximately $1.0 million are currently recorded as an asset in the Company's financial statements. There is a reasonable possibility, however, that the Company will not be able to recover all, or any, of those amounts from the contractor. This matter is still in the early stages of development, and until the Company obtains additional information, including a response from the contractor to its initial letter, the Company cannot reasonably estimate the amount of losses, if any, that the Company may ultimately recognize as a result of this matter. The financial statements at June 30, 2001 and for the six-month period ended June 30, 2001 do not contain any adjustments that might result from the outcome of this matter.

     The Company was not in compliance with certain financial covenants under the Credit Facility for the period ended June 30, 2001. The Company has received from the lender a waiver for the noncompliance, which waiver is effective to September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The historical financial data presented in the following table for and at the end of the six-month periods ended June 30, 2000 and 2001 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the six months ended June 30, 2001 are not necessarily indicative of the results to be achieved for the full year.

     The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                       Six Months Ended
                                                           June 30,
                                                    ---------------------
                                                       2000        2001
                                                    ---------   ---------
BALANCE SHEET DATA:
  Working capital (deficit) .....................   $(25,663)   $(23,740)
  Total long-term debt ..........................   $ 11,349    $  8,544

  Total stockholder's deficit ...................   $(23,661)   $(22,637)

OTHER FINANCIAL DATA:
  EBITDA (1) ....................................   $  4,566    $  3,459


----------

    (1) EBITDA (earnings before interest, taxes, depreciation and amortization) consists of net sales less cost of telecommunication services and selling, general and administrative expenses. EBITDA is provided because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures for other companies. GENERAL

     The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $100.0 million in net sales in 2000. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at June 30, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in the subscriber base recently. The net sales for the six months ended June 30, 2000 totaled $51.9 million compared to $42.0 million for the six months ended June 30, 2001.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998 due to the net loss of $3.7 million. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net income of $808,000 generated during the year ended December 31, 2000 also contributed to the decrease in accumulated stockholders' deficiency to approximately $22.6 million at December 31, 2000. The net loss generated during the six months ended June 30, 2001 also contributed to the accumulated stockholders' deficiency of approximately $22.6 million at June 30, 2001. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $22.3 million, $22.7 million, and $23.7 million at December 31, 1999, 2000 and at June 30, 2001, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements in the Company's FORM 10-K."

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000

     The following table sets forth for the three-month and six-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------   -------------------------
                                                           2000      2001                2000      2001
                                                          -------   -------            -------   -------
Net sales ..............................................   100.0%    100.0%             100.0%    100.0%
                                                           -----     -----              -----     -----

Operating expenses:
     Cost of telecommunication service .................    46.2%     48.7%              45.8%     45.2%
     Selling, general & administrative expense .........    47.5%     46.7%              46.0%     46.5%
     Depreciation and amortization expense .............     3.8%      2.6%               3.9%      3.5%
                                                           -----     -----              -----     -----
          Total operating expenses .....................    97.5%     98.0%              95.7%     95.2%
                                                           -----     -----              -----     -----

Income from operations .................................     2.5%      2.0%               4.3%      4.8%

Interest expense .......................................    (5.2)%    (5.0)%             (5.1)%    (5.1)%

Other income ...........................................     0.2%      0.1%               0.2%      0.1%
                                                           -----     -----              -----     -----

Income (loss) before income tax ........................    (2.5)%    (2.9)%             (0.6)%    (0.2)%

Income tax (benefit) expense ...........................    (1.2)%    (1.1)%             (0.3)%    (0.1)%
                                                           -----     -----              -----     -----

Net income (loss) ......................................    (1.3)%    (1.8)%             (0.3)%    (0.1)%
                                                           -----     -----              -----     -----

     Net Sales: Net sales decreased 20.4% to $20.3 million for the current quarter from $25.6 million for the year earlier quarter. Net sales decreased 19.0% to $42.0 million for the six months ended June 30, 2001 from $51.9 million for the six months ended June 30, 2000. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. In addition, revenues decreased for the three and six months ended June 30, 2001 compared to the year earlier periods due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreased the charges effective July 1, 2000 and then annually increases such charges. Total billable minutes were approximately 133 million minutes for the current quarter compared to 136 million minutes for the year earlier quarter, a decrease of 2.3% and approximately 268 million minutes for the six months ended June 30, 2001 compared to 274 million minutes for the six months ended June 30, 2000, a decrease of 2.2%.

     Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three and six months ended June 30, 2001, the Company's overall cost per minute decreased as compared to the three and six months ended June 30, 2000. This decrease resulted from rate reductions received by the Company from its switchless carrier. During the three and six months ended June 30, 2001 and 2000, the amounts and relative percentage of net sales to each of its providers was as follows:

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------         -------------------------
                                                     2000            2001              2000               2001
                                              ----------------- ----------------  ----------------  -----------------

                                              Amount    % of     Amount   % of     Amount   % of     Amount   % of
                                              (000's)  Net Sale (000's)  Net Sale (000's) Net Sale  (000's) Net Sales
                                              -------  -------- -------  -------- ------- --------  ------- ---------
World Com .................................   $ 5,973   23.4%   $ 5,820   28.5%   $12,152   23.4%   $12,183   29.0%
Switched ..................................     2,776   10.9%     1,984    9.8%     5,638   10.9%     3,911    9.3%
PICC/USF Fee ..............................     3,052   11.9%     2,105   10.4%     5,963   11.5%     2,922    6.9%
                                              -------   ----    -------   ----    -------   ----    -------   ----
     Total ................................   $11,801   46.2%   $ 9,909   48.7%   $23,753   45.8%   $19,016   45.2%

     WorldCom: The Company's overall percentage usage of WorldCom during the three and six months ended June 30, 2001 as compared to the year earlier periods increased as a result of the Company having fewer minutes on the switches. For the three and six months ended June 30, 2001, total minutes of usage from WorldCom were approximately 101 million minutes and 205 million minutes compared to approximately 99 million minutes and 200 million minutes for the same periods in 2000, a decrease of 1.9% and 2.4%.

     Switched Operations: Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The total minutes of usage for switched operations for the three and six months ended June 30, 2001 were 32 million minutes and 65 million minutes and for the three and six months ended June 30, 2000 were 37 million minutes and 74 million minutes.

     PICC/USF Fees: These expenses decreased for the three and six months ended June 30, 2001 compared to the year earlier period due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges.

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                  THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------         -------------------------
                                                     2000            2001              2000               2001
                                              ----------------- ----------------  ----------------  -----------------

                                               Amount     % of      Amount   % of      Amount   % of     Amount    % of
                                              (000's)   Net Sale  (000's)  Net Sale  (000's)  Net Sale (000's)   Net Sales
                                              -------   --------  -------  --------  -------  -------- -------   ---------
Billing fees/charges .......................   $ 2,312     9.0%   $ 2,470    12.1%   $ 4,576     8.8%   $ 4,767    11.3%
Advertising ................................     1,102     4.3%       124      .6%     1,839     3.5%       283      .7%
Other general/admin ........................     6,718    26.3%     5,597    27.5%    13,539    26.1%    11,643    27.7%
Royalties to NPO's .........................     2,016     7.9%     1,299     6.4%     3,938     7.6%     2,874     6.8%
                                               -------    ----    -------    ----    -------    ----    -------    ----
     Total .................................   $12,148    47.5%   $ 9,490    46.6%   $23,892    46.0%   $19,567    46.5%

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LEC's and other third party billing companies. During the six months ended June 30, 2000, the Company paid approximately $300,000 for initial set up charges on a new billing and collection agreement with a RBOC. These expenses also include bad debts related to customers who are billed directly by the Company.

     Advertising Expense: Advertising expenses decreased 85.8% to $124,000 for the current quarter compared to $871,000 for the year earlier quarter and decreased 84.3% to $283,000 for the six months ended June 30, 2001 compared to $1.8 million for the six months ended June 30, 2000 due to the Company curtailing certain advertising expenses. The Company utilizes direct mail, radio and other forms of advertising to acquire new customers.

     Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 12.5% for the current quarter as compared to the year earlier quarter and decreased 9.9% for the six months ended June 30, 2001 as compared to the same period in 2000 due to a decrease in personnel and due to reductions in commissions, internet costs, stock compensation expense and other professional fees.

     Royalties to Non-Profit Organizations: During the current quarter royalties to non-profit organizations decreased by approximately 35.6% to $1.3 million compared to $2.0 million for the year earlier quarter and for the six months ended June 30, 2001, royalties to non-profit organizations decreased by approximately 27.0% to $2.9 million compared to $3.9 million for the same period in 2000. The majority of the decrease is due to lower net sales during the periods in 2001 as compared to 2000. As of June 30, 2001, the Company was affiliated with approximately 35,000 organizations for its royalty program, compared to approximately the same number of organizations as of June 30, 2000. For the three and six months ended June 30, 2001 and 2000, approximately 41.9% and 40.9%, and 46.8% and 42.9%, respectively, of total royalties were paid to the top ten organizations.

     Depreciation and Amortization: Depreciation and amortization expense decreased 45.4% to $534,000 for the current quarter compared to $978,000 for the year earlier quarter and decreased 29.6% to $1.4 million for the six months ended June 30, 2001 compared to $2.0 million for the same period in 2000. This decrease is attributable to a reduction in the amortization of covenants not to compete and to the termination of certain equipment leases, which equipment was purchased at the lease termination and is now being depreciated over a longer period of time.

     Interest Expense and Other Finance Charges: Interest expense decreased 22.9% to $1.0 million for the current quarter as compared to $1.3 million for the year earlier quarter and decreased 18.3% to $2.1 million for the six months ended June 30, 2001 as compared to $2.6 million for the same period in 2000. This decrease is attributable to a reduction in the average interest rate being charged on the Company's credit facility.

     Other Income (Expense): During the current quarter, interest income and rental income decreased to $15,000 as compared to $54,000 for the year earlier quarter. For the six months ended June 30, 2001, interest income and rental income decreased to $36,000 compared to $92,000 for the same period in 2000.

     Income Tax Expense (Benefit): For the three and six months ended June 30, 2001 the Company recorded a deferred income tax benefit of approximately $228,000 and $29,000 and a deferred income tax benefit of $321,000 and $148,000 for the three and six months ended June 30, 2000. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

     Net Income: During the three and six months ended June 30, 2001, the Company reported net losses of $372,000 and $51,000 compared to a net loss of $323,000 and $149,000 for the three and six months ended June 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operations was $2.1 million for the six months ended June 30, 2001 as compared to net cash provided by operations of $1.5 million for the same period in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

     Of the $35.0 million in availability, currently limited to approximately $28.5 million due to financial results and loan formula restrictions, approximately $21.4 million was outstanding as of June 30, 2001 under the Credit Facility. The remaining balance of $7.1 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. The Company was not in compliance with certain financial covenants under the Credit Facility for the period ended June 30, 2001. The Company has received from the lender a waiver for the noncompliance, which waiver is effective to September 30, 2001. The Company may have to request a waiver for future periods and the lender may or may not provide such waiver.

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

Operating Activities

     Significant uses of cash in operating activities for the six months ended June 30, 2001 include decreases in accounts payable of $689,000. Accounts receivable decreased by $1.3 million and prepaid expenses decreased by $124,000. The Company recorded a net loss of $51,000; a deferred income tax benefit of $29,000; $1.4 million in certain non-cash expenses, principally depreciation and amortization and $50,000 from recording amortization of unearned compensation on stock options and awards.

     Significant uses of cash in operating activities for the six months ended June 30, 2000 include decreases in accounts payable of $942,000. Accounts receivable decreased by $1.0 million and prepaid expenses increased by $551,000. The Company recorded a net loss of $149,000; a deferred income tax benefit of $148,000; $2.0 million in certain non-cash expenses, principally depreciation and amortization and $204,000 from recording amortization of unearned compensation on stock options and awards.

Investing Activities

     The Company's investing activities for the six months ended June 30, 2001 consisted primarily of property and equipment purchases of $115,000.

     The Company's investing activities for the six months ended June 30, 2000 consisted primarily of property and equipment purchases of $2.3 million.

Financing Activities

     During the six months ended June 30, 2001, financing activities used $1.1 million in cash. The most significant use of cash was the repayment of notes and leases payable totaling $1.3 million and the repayments to related parties totaling $566,000. The most significant source of cash was an increase of $777,000 in borrowings under the Company's Credit Facility and proceeds from notes payable of $50,000.

     During the six months ended June 30, 2000, financing activities provided $1.1 million in cash. The most significant source of cash was an increase of $3.1 million in borrowings under the Company's Credit Facility. Other financing activities included repayments to related parties totaling $635,000 and other repayments totaling $1.5 million.

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

     Subject to court approval, which the Company has received, the Company and Mr. Parry agreed to convert Mr. Parry's shareholder derivative suit on behalf of the Company into a suit, which the Company will control. The suit raises, among others, issues, which have already been the subject of examination by the Investigative Committee.

     The Company paid approximately $85,000 for legal fees incurred by the attorney for Mr. Parry in pursuing the derivative lawsuit and for the Company to acquire control of such legal action. The Company felt that it was more appropriate to pursue and control the lawsuit (which was filed on behalf of the Company) than for a shareholder to do so. In addition, the Company paid approximately $20,000 for legal fees in connection with the dismissal of Mr. Sekulow.

     The Company will consider what further steps to take regarding this suit and regarding all other issues examined by the Investigative Committee. The Company has incurred and will continue to incur legal fees and expenses in connection with this matter.

     On or about July 24, 2001, a terminated employee of the Company filed a lawsuit claiming breach of contract. The Company is currently reviewing the lawsuit as to its merits to determine what future action is to be taken.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 1:00 p.m. local time, on Thursday, July 12, 2001.

         b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

         c) Out of a total of 842,727 shares outstanding and entitled to vote, 639,220 shares were present at the meeting in person or by proxy, representing approximately 76 percent of the total outstanding. Four matters previously presented by proxy to be voted upon at the meeting were (1) election of seven directors to serve on the Company's board of directors until the 2002 annual meeting of shareholders, (2) amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of the common stock of the Company, $.10 par value per share from 1,000,000 shares to 5,000,000 shares, (3) amendment of the Company's Certificate of Incorporation to confer on the Board of Directors the power to adopt, amend or repeal the Company's by-laws and (4) authorize bylaw changes necessary to establish that the Board of Directors consist of between seven and nine members and to remove obstacles to a stock listing or strategic transaction and (5) to consider such other matters as may properly come before the Meeting.

         d) During the Meeting, seven additional individuals were nominated from the floor to stand for election to serve as directors on the Company's board of directors. These seven were as follows: Danny Bannister, David Gandy, B. Gonzalez, Ken Kolek, Tracy Freeny, Jack Parsons and Loren Unruh.

         e) Also, during the Meeting two items were proposed from the floor, Floor proposal 1 and Floor Proposal 2.

         f)       The vote tabulation with respect to each item was as follows:

                  Item (1) for each nominee -

                               Nominee                           For          Against      Authority Withheld
-------------------------------------------------------   --------------   --------------  ------------------
                             David Clark                         601,170               --            1,027

                             Arch Bonnema                        589,256               --               27

                             Ken Kolek                           489,616               --               --

                             Tracy Freeny                        407,813               --               --

                             Arthur Richardson                   380,121               --               27

                             Danny Bannister                     325,940               --               --

                             Loren Unruh                         309,986               --               --

                             B. Gonzalez                         285,990               --               --

                             Steve Halliday                      278,123               --            1,965

                             John Damoose                        277,897               --            1,005

                             Jay Sekulow                         273,205               --              990

                             John Telling                        154,504               --            5,395

                             Jack Parsons                         44,937               --               --

                             David Gandy                          22,248               --               --

                             Item 2 -                            168,933          464,866            5,321

                             Item 3 -                            158,552          471,190            9,479

                             Item 4 -                            299,891          322,406           11,198

                             Item floor proposal 1               400,632          138,535              933

                             Item floor proposal 2               403,359          136,545              933



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Not applicable.

(b) REPORTS ON FORM 8-K

         Not applicable.

         ------------

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          AMERIVISION COMMUNICATIONS, INC.



DATE: August 20, 2001                     /s/ Stephen D. Halliday
                                          -----------------------
                                          Stephen D. Halliday, President and
                                          Chief Executive Officer

                                          /s/ David E. Grose
                                          David E. Grose, Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                INDEX TO EXHIBITS


         Not applicable.