Form 10-Q
period 2001-09-30
AMERIVISION COMMUNICATIONS INC
filed 2001-12-28
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

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
Outstanding shares of the registrant's common stock, par value $0.10 per share, at November 14, 2001: 842,727

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX


                                                                                                             PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - September 30, 2001
             (unaudited) and December 31, 2000...................................................................1

             Condensed Consolidated Statements of Operations (unaudited) - Three months and nine months ended September 30, 2001 and 2000............................................2

             Condensed Consolidated Statements of Stockholders' Deficiency for
             the year ended December 31, 2000 and nine months ended September 30, 2001 (unaudited)...............3

             Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2001 and 2000............................................................4

             Notes to Condensed Consolidated Financial Statements (unaudited)....................................5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................................................7

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..................................................................................13

Item 2.      Changes in Securities and Use of Proceeds..........................................................13

Item 3.      Submission of Matters to a Vote of Security Holders................................................13

Item 6.      Exhibits and reports on Form 8-K...................................................................14

Signatures......................................................................................................15

Index to Exhibits...............................................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERIVISION COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                (Information at September 30, 2001 is unaudited)

                                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                                             2000              2001
                                                                                        --------------    --------------
                                     ASSETS
CURRENT ASSETS:
     Cash ...........................................................................   $        1,104    $        1,410
     Accounts receivable, net of allowance for uncollectible accounts of $861
        and $840 at December 31, 2000 and September 30, 2001 ........................           14,341            12,310
     Prepaid expenses and other current assets ......................................              660               625
                                                                                        --------------    --------------
               Total current assets .................................................           16,105            14,345

Property and equipment, net .........................................................            5,360             4,143
Net deferred income tax benefits ....................................................            3,100             2,915
Covenants not to compete, net .......................................................            1,980             1,268
Other assets ........................................................................              595               447
                                                                                        --------------    --------------
               Total assets .........................................................   $       27,140    $       23,118
                                                                                        ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
     Revolving line of credit .......................................................   $       20,661    $       19,641
     Accounts payable and accrued expenses ..........................................           12,398            11,344
     Current portion of other notes payable and capital lease obligations ...........            1,935             2,470
     Loans and notes payable to related parties, current portion ....................            3,446             2,871
     Short-term notes payable to individuals ........................................              399               336
                                                                                        --------------    --------------
               Total current liabilities ............................................           38,839            36,662
                                                                                        --------------    --------------

Long-term debt to related parties, net of current portion ...........................            3,517             3,360
                                                                                        --------------    --------------
Accrued distributions to related party ..............................................            3,201                --
                                                                                        --------------    --------------
Long-term debt, net of current portion ..............................................            2,291               270
                                                                                        --------------    --------------
Redeemable common stock, carried at redemption value ................................            1,597             1,597
                                                                                        --------------    --------------
Common stock subject to rescission ..................................................              331               331
                                                                                        --------------    --------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY:
     Common stock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at September 30, 2001 and December 31, 2000 of
        842,727 and 838,927, respectively, net of 15,537 redeemable shares ..........               82                82
     Additional paid-in capital .....................................................           10,309            10,321
     Unearned compensation ..........................................................             (125)              (62)
     Retained earnings (accumulated deficit) ........................................          (32,902)          (29,443)
                                                                                        --------------    --------------
           Total stockholders' deficiency ...........................................          (22,636)          (19,102)
                                                                                        --------------    --------------

           Total liabilities and stockholders' deficiency ...........................   $       27,140    $       23,118
                                                                                        ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    ----------------------------    ----------------------------
                                                                        2000            2001            2000            2001
                                                                    ------------    ------------    ------------    ------------
REVENUES:
   Net sales ....................................................   $     24,223    $     19,973    $     76,136    $     62,015
                                                                    ------------    ------------    ------------    ------------

OPERATING EXPENSES:
   Cost of telecommunication services ...........................          9,912           8,434          33,665          27,450
   Selling, general and administrative expenses .................         11,146           9,349          35,035          28,916
   Depreciation and amortization ................................            872             725           2,901           2,153
                                                                    ------------    ------------    ------------    ------------
Total operating expenses ........................................         21,930          18,508          71,601          58,519
                                                                    ------------    ------------    ------------    ------------
Income from operations ..........................................          2,293           1,465           4,535           3,496
                                                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
   Interest expense .............................................         (1,122)           (740)         (3,315)         (2,571)
   Interest expense to related parties ..........................           (162)           (220)           (597)           (536)
   Other income (expense) .......................................             (2)             18              90              54
                                                                    ------------    ------------    ------------    ------------
Total other income (expense) ....................................         (1,286)           (942)         (3,822)         (3,053)
                                                                    ------------    ------------    ------------    ------------
Income before income tax expense .........................                 1,007             523             713             443
Income tax expense  ....................................                     480             215             332             185
                                                                    ------------    ------------    ------------    ------------
Income before cumulative effect of accounting change .....                   527             308             381             258
Cumulative effect of accounting change, net of tax effect .......             55              --              55              --
                                                                    ------------    ------------    ------------    ------------
Net income ...............................................   $               582    $        308    $        436    $        258
                                                                    ============    ============    ============    ============

EARNINGS PER SHARE:
   Basic:
      Before cumulative effect of accounting change .............   $        .64    $        .37    $        .51    $        .31
      Cumulative effect of accounting change ....................            .07              --             .07              --
                                                                    ------------    ------------    ------------    ------------
      Net Income .........................................   $               .71    $        .37    $        .58    $        .31
                                                                    ============    ============    ============    ============

   Diluted:
      Before cumulative effect of accounting change .............   $        .53    $        .32    $        .40    $        .26
      Cumulative effect of accounting change ....................            .07              --             .06              --
                                                                    ------------    ------------    ------------    ------------
      Net Income ................................................   $        .60    $        .32    $        .46    $        .26
                                                                    ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic ........................................................        823,390         827,190         823,390         826,346
                                                                    ============    ============    ============    ============
   Diluted ......................................................        975,771         975,771         959,356         975,771
                                                                    ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                 (In thousands)

                                                                                   STOCKHOLDERS' DEFICIENCY
                                                          -------------------------------------------------------------------------
                                                                         ADDITIONAL                      RETAINED
                                                             COMMON       PAID-IN         UNEARNED        EARNING
                                                             STOCK        CAPITAL       COMPENSATION     (DEFICIT)        TOTAL
                                                          ------------  ------------    ------------    ------------   ------------
Balance at December 31, 1999 (restated) ...............   $         82  $     10,228    $       (317)   $    (33,751)  $    (23,758)
   Expiration of potential rescission claims on
        nonredeemable common stock ....................             --           138              --              --            138
   Decrease in redemption value of redeemable
        common stock ..................................             --            --              --              42             42
  Vesting of restricted stock awards and stock
        options .......................................             --           (57)            192              --            135
   Net income .........................................             --            --              --             807            807
                                                          ------------  ------------    ------------    ------------   ------------

Balance at December 31, 2000 ..........................             82        10,309            (125)        (32,902)       (22,636)
  Vesting of restricted stock awards and stock
        options (unaudited) ...........................             --            12              63              --             75
  Cancellation of distributions payable to
        related party (unaudited)......................             --            --              --           3,201          3,201

   Net income (unaudited) .............................             --            --              --             258            258
                                                          ------------  ------------    ------------    ------------   ------------

Balance at September 30, 2001 (unaudited) .............   $         82  $     10,321    $        (62)   $    (29,443)  $    (19,102)
                                                          ============  ============    ============    ============   ============


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                 2000            2001
                                                                                                  ------------    ------------
   Net income .................................................................................   $        436    $        258
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation of property and equipment ..................................................          1,918           1,441
      Amortization of covenants not to compete ................................................            983             712
      Gain on sale of long-lived assets .......................................................             29              45
      Amortization of unearned compensation related to stock option and awards ................            166              75
      Deferred income tax expense (benefit) ...................................................            377             185
      Cumulative effect of accounting change ..................................................            (55)             --
      Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable ..........................................................          2,445           2,031
                 Prepaid expenses and other assets ............................................           (292)            183
            Increase (decrease) in operating liabilities:
                 Accounts payable and accrued expenses ........................................         (1,693)         (1,058)
                 Interest payable .............................................................              8               4
                                                                                                  ------------    ------------
               Net cash provided by operating activities ......................................          4,322           3,876
                                                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment .........................................................         (2,375)           (269)
   Investment in television pilot .............................................................           (285)             --
   Proceeds from sale of long-lived assets ....................................................             20              --
                                                                                                  ------------    ------------
               Net cash used in investing activities ..........................................         (2,640)           (269)
                                                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of loans and other obligations to related parties ...............................           (829)           (732)
   Net increase (decrease) in borrowings under line of credit arrangements ....................            453          (1,020)
   Proceeds from notes payable ................................................................             44              50
   Repayment of notes payable and capital lease obligations ...................................         (1,756)         (1,536)
   Repayment of short-term notes payable to individuals .......................................            (21)            (63)
                                                                                                  ------------    ------------
              Net cash provided by (used in) financing activities .............................         (2,109)         (3,301)
                                                                                                  ------------    ------------
Net change in cash and cash equivalents .......................................................           (427)            306
Cash and cash equivalents at beginning of period ..............................................            991           1,104
                                                                                                  ------------    ------------
Cash and cash equivalents at end of period ....................................................   $        564    $      1,410
                                                                                                  ============    ============
Cash paid during the period for interest ......................................................   $      3,849    $      2,955
                                                                                                  ============    ============
Cash paid during the period for income taxes ..................................................   $         --    $         --
                                                                                                  ============    ============

Supplemental non-cash activity:
   Exchange of short-term loans for long-term loans ...........................................   $        177    $         --
                                                                                                  ============    ============
   Cancellation of distributions payable ......................................................   $         --    $      3,201
                                                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and cash flows for the nine months ended September 30, 2000 and 2001.

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

     Certain amounts in the condensed balance sheets as of September 30, 2001, have been reclassified to conform with the classifications used as of December 31, 2000.

NOTE B - EARNINGS PER SHARE (share and per share amounts not in thousands)

     The computation of basic and diluted earnings per share for the nine months ended September 30, 2000 and 2001, is as follows:

                                                                       September 30,
                                                                     ----------------
Basic Earnings Per Share                                              2000      2001
                                                                     ------    ------
Net income                                                           $  436    $  258
Decrease in redemption value of redeemable common stock                  42        --
                                                                     ------    ------
Net income available to nonredeemable common stockholders            $  478    $  258
                                                                     ======    ======

Average shares of nonredeemable common stock outstanding                823       827
                                                                     ======    ======
     Basic earnings per share                                        $ 0.58    $ 0.31
                                                                     ======    ======

Diluted Earnings Per Share

Net income available to nonredeemable common stockholders            $  478    $  258
Change in redemption value of redeemable common stock                   (42)       --
                                                                     ------    ------
Net income available to nonredeemable common stockholders
     and assumed conversions                                         $  436    $  329
                                                                     ======    ======

Average shares of nonredeemable common stock outstanding                823       827
Stock options and warrants                                              120       133
Conversion of redeemable common stock                                    16        16
                                                                     ------    ------
Average shares of common stock outstanding and assumed conversions      959       976
                                                                     ======    ======
Diluted earnings per share                                           $ 0.46    $ 0.26
                                                                     ======    ======

     The conversion of convertible notes was not assumed in the computation of diluted earnings per share for the nine months ended September 30, 2000 and 2001, because to do so would have been antidilutive for the periods.

     Effective February 27, 2001, two Company directors exercised their stock warrants. Accordingly, the Company issued 3,800 shares of its common stock to the two directors. The issuance price was $0.01 per share.

NOTE C - AGREEMENT WITH FORMER CHAIRMAN OF THE BOARD OF DIRECTORS

    The Company entered into a Settlement Agreement ("Agreement") with Tracy Freeny effective August 31, 2001, whereby the Company will dismiss with prejudice to re-filing its litigated claims against Mr. Freeny and has released all unlitigated claims. In exchange, all accrued, but unpaid distributions (totaling $3,201) that had been declared in favor of Mr. Freeny have been cancelled and extinguished, as has his pre-existing employment agreement with the Company.

    Under the Agreement Mr. Freeny has resigned from employment with the Company and from service as an elected member of the Company's Board of Directors, but will serve as an advisor to the Board of Directors. He will also receive gross compensation of $176,356, due under his pre-existing employment agreement for the period between February 23 and August 31, but withheld as a result of then unresolved disputes, and will be reimbursed for attorney fees incurred in defending himself against the Company's litigated claims and other disputed but unlitigated claims of wrongdoing made against him by the Company, up to a maximum amount of $45,000. He will also receive 1,000 shares of common stock from the Company for his service as a member of the Board of Directors between the date of his election and August 31, 2001, and has entered into a Voting Trust Agreement under which 119,157.89 shares of the Company's common stock (approximately 14.14% of the Company's outstanding shares) are to be voted by a three person group of trustees for a period likely to expire as of May 24, 2004.

    The Company also entered into a Consulting Agreement ("Agreement") with Mr. Freeny for the period between September 1, 2001 and May 24, 2004. Thereunder, Mr. Freeny will continue to serve the Company in the development of its sales and marketing strategies and in the maintenance of customer relations, for which he will be paid a monthly remuneration of $25,000 and will be reimbursed for certain approved business expenses.

NOTE D - COMMITMENTS AND CONTINGENCIES

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

    The amounts paid to the contractor, including direct expenses, of approximately $1.0 million are currently recorded as an asset in the Company's financial statements. There is a reasonable possibility, however, that the Company will not be able to recover all, or any, of those amounts from the contractor. This matter is still in the stages of development, and until the Company obtains additional information, including sending a reply to the response from the contractor as to its initial letter, the Company cannot reasonably estimate the amount of losses, if any, that the Company may ultimately recognize as a result of this matter. The financial statements at September 30, 2001 and for the nine-month period ended September 30, 2001 do not contain any adjustments that might result from the outcome of this matter.

    The Company was not in compliance with certain financial covenants under the Credit Facility for the period ended September 30, 2001. The Company has received from the lender a waiver for the noncompliance, which waiver is effective to March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

    The historical financial data presented in the following table for and at the end of the nine-month periods ended September 30, 2000 and 2001 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be achieved for the full year.

    The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Nine Months Ended
                                            September 30,
                                      ------------------------
                                         2000          2001
                                      ----------    ----------
BALANCE SHEET DATA:
  Working capital (deficit) .......   $  (24,240)   $  (22,317)
  Total long-term debt ............   $   10,378    $    5,558
  Total stockholder's deficit .....   $  (23,031)   $  (19,031)

OTHER FINANCIAL DATA:
  EBITDA (1) ......................   $    7,738    $    5,649

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

GENERAL

     The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $100.0 million in net sales in 2000. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at September 30, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future and has in fact experienced a decline in the subscriber base recently. The net sales for the nine months ended September 30, 2000 totaled $76.1 million compared to $62.0 million for the nine months ended September 30, 2001.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, the Company generated net income of $2.2 million, which was achieved from reductions in operating expenses. The Company's accumulated stockholders' deficiency increased from approximately $25.8 million at December 31, 1997 to approximately $27.6 million at December 31, 1998 due to the net loss of $3.7 million. The net income of $2.2 million during 1999 contributed to the decrease in accumulated stockholders' deficiency to approximately $23.8 million at December 31, 1999. The net income of $808,000 generated during the year ended December 31, 2000 also contributed to the decrease in accumulated stockholders' deficiency to approximately $22.6 million at December 31, 2000. The net income generated during the nine months ended September 30, 2001 also contributed to the accumulated stockholders' deficiency of approximately $19.0 million at September 30, 2001. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and redemptions totaling approximately $4.7 million. Furthermore, the Company's current liabilities exceeded its current assets by approximately $22.3 million, $22.7 million, and $22.3 million at December 31, 1999, 2000 and at September 30, 2001, respectively. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. See "Note J to the Consolidated Financial Statements in the Company's FORM 10-K."

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table sets forth for the three-month and nine-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                       THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------       -------------------------------
                                                           2000               2001               2000               2001
                                                       ------------       ------------       ------------       ------------
Net sales ........................................            100.0%             100.0%             100.0%             100.0%
                                                       ------------       ------------       ------------       ------------

Operating expenses:
     Cost of telecommunication service ...........             40.9%              42.2%              44.2%              44.3%
     Selling, general & administrative expense ...             46.0%              46.8%              46.0%              46.6%
     Depreciation and amortization expense .......              3.6%               3.6%               3.8%               3.5%
                                                       ------------       ------------       ------------       ------------
          Total operating expenses ...............             90.5%              92.6%              94.0%              94.4%
                                                       ------------       ------------       ------------       ------------

Income from operations ...........................              9.5%               7.4%               6.0%               5.6%

Interest expense .................................             (5.3)%             (4.8)%             (5.1)%             (5.0)%

Other income .....................................              0.0%               0.0%               0.1%               0.1%
                                                       ------------       ------------       ------------       ------------

Income (loss) before income tax ..................              4.2%               2.6%               1.0%               0.7%

Income tax (benefit) expense .....................              2.0%               1.1%               0.5%               0.3%
                                                       ------------       ------------       ------------       ------------

Net income (loss) ................................              2.2%               1.5%               0.5%               0.4%
                                                       ------------       ------------       ------------       ------------

     Net Sales: Net sales decreased 17.5% to $20.0 million for the current quarter from $24.2 million for the year earlier quarter. Net sales decreased 18.5% to $62.0 million for the nine months ended September 30, 2001 from $76.1 million for the nine months ended September 30, 2000. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. In addition, revenues decreased for the three and nine months ended September 30, 2001 compared to the year earlier periods due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreased the charges effective July 1, 2000 and then annually increases such charges. Total billable minutes were approximately 131 million minutes for the current quarter compared to 141 million minutes for the year earlier quarter, a decrease of 6.7% and approximately 398 million minutes for the nine months ended September 30, 2001 compared to 415 million minutes for the nine months ended September 30, 2000, a decrease of 4.0%.

     Cost Of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three and nine months ended September 30, 2001, the Company's overall cost per minute decreased as compared to the three and nine months ended September 30, 2000. This decrease resulted from rate reductions received by the Company from its switchless carrier. During the three and nine months ended September 30, 2001 and 2000, the amounts and relative percentage of net sales to each of its providers was as follows:

                      THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
               ----------------------------------------------    ----------------------------------------------
                        2000                    2001                     2000                      2001
               ---------------------    ---------------------    ---------------------    ---------------------
                 Amount      % of         Amount      % of         Amount      % of         Amount      % of
                (000's)    Net Sales     (000's)    Net Sales     (000's)    Net Sales     (000's)    Net Sales
               ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
World Com      $   6,272        25.9%   $   5,861        29.3%   $  18,424        24.2%   $  18,044        29.1%
Switched           2,493        10.3%       1,760         8.8%       8,131        10.7%       5,671         9.1%
PICC/USF Fee       1,147         4.7%         813         4.1%       7,110         9.3%       3,735         6.1%
               ---------   ---------    ---------   ---------    ---------   ---------    ---------   ---------
     Total     $   9,912        40.9%   $   8,434        42.2%   $  33,665        44.2%   $  27,450        44.3%


     WorldCom: The Company's overall percentage usage of WorldCom during the three and nine months ended September 30, 2001 as compared to the year earlier periods increased as a result of the Company having fewer minutes on the switches. For the three and nine months ended September 30, 2001, total minutes of usage from WorldCom were approximately 101 million minutes and 304 million minutes compared to approximately 102 million minutes and 302 million minutes for the same periods in 2000.

     Switched Operations: Effective February 1, 1999 the Company began operating the switching assets and related personnel of Hebron, which includes telecommunications switches in Oklahoma City and Chicago. The total minutes of usage for switched operations for the three and nine months ended September 30, 2001 were 30 million minutes and 94 million minutes and for the three and nine months ended September 30, 2000 were 39 million minutes and 113 million minutes.

     PICC/USF Fees: These expenses decreased for the three and nine months ended September 30, 2001 compared to the year earlier period due to an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges.

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                               THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                       -----------------------------------------------    ----------------------------------------------
                                2000                      2001                     2000                     2001
                       ----------------------    ---------------------    ---------------------    ---------------------
                         Amount       % of         Amount      % of         Amount      % of         Amount      % of
                        (000's)     Net Sales     (000's)    Net Sales     (000's)    Net Sales     (000's)    Net Sales
                       ---------    ---------    ---------   ---------    ---------   ---------    ---------   ---------
Billing fees/charges   $   2,133          8.8%   $   2,499        12.5%   $   6,709         8.8%   $   7,266        11.7%

Advertising                  699          2.9%          81          .4%       2,538         3.3%         364        27.7%

Other general/admin        6,237         25.7%       5,510        27.6%      19,773        26.0%      17,153        27.7%

Royalties to NPO's         2,077          8.6%       1,259         6.3%       6,015         7.9%       4,133         6.7%
                       ---------    ---------    ---------   ---------    ---------   ---------    ---------   ---------
     Total             $  11,146         46.0%   $   9,349        46.8%   $  35,035        46.0%   $  28,916        46.7%

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

     Advertising Expense: Advertising expenses decreased 88.5% to $81,000 for the current quarter compared to $699,000 for the year earlier quarter and decreased 85.4% to $364,000 for the nine months ended September 30, 2001 compared to $2.5 million for the nine months ended September 30, 2000 due to the Company curtailing certain advertising expenses. The Company utilizes direct mail, radio and other forms of advertising to acquire new customers.

     Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 18.8% for the current quarter as compared to the year earlier quarter and decreased 16.6% for the nine months ended September 30, 2001 as compared to the same period in 2000 due to a decrease in personnel and due to reductions in commissions, internet costs, stock compensation expense and other professional fees.

     Royalties to Non-Profit Organizations: During the current quarter royalties to non-profit organizations decreased by approximately 39.4% to $1.3 million compared to $2.0 million for the year earlier quarter and for the nine months ended September 30, 2001, royalties to non-profit organizations decreased by approximately 31.3% to $4.1 million compared to $6.0 million for the same period in 2000. The majority of the decrease is due to lower net sales during the periods in 2001 as compared to 2000. As of September 30, 2001, the Company was affiliated with approximately 35,000 organizations for its royalty program, compared to approximately the same number of organizations as of September 30, 2000. For the three and nine months ended September 30, 2001 and 2000, approximately 41.7% and 42.3%, and 40.4% and 40.9%, respectively, of total royalties were paid to the top ten organizations.

     Depreciation and Amortization: Depreciation and amortization expense decreased 16.9% to $725,000 for the current quarter compared to $872,000 for the year earlier quarter and decreased 24.1% to $2.2 million for the nine months ended September 30, 2001 compared to $2.9 million for the same period in 2000. This decrease is attributable to a reduction in the amortization of covenants not to compete and to the termination of certain equipment leases, which equipment was purchased at the lease termination and is now being depreciated over a longer period of time.

     Interest Expense and Other Finance Charges: Interest expense decreased 23.0% to $1.0 million for the current quarter as compared to $1.3 million for the year earlier quarter and decreased 20.5% to $3.1 million for the nine months ended September 30, 2001 as compared to $3.9 million for the same period in 2000. This decrease is attributable to a reduction in the average interest rate being charged on the Company's credit facility.

     Other Income (Expense): During the current quarter, other income increased to $18,000 as compared to an expense of $2,000 for the year earlier quarter. For the nine months ended September 30, 2001, interest income and rental income decreased to $54,000 as compared to $90,000 for the same period in 2000.

     Income Tax Expense (Benefit): For the three and nine months ended September 30, 2001 the Company recorded a deferred income tax expense of approximately $215,000 and $185,000 and a deferred income tax expense of $480,000 and $332,000 for the three and nine months ended September 30, 2000. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

     Cumulative Effect of Change in Accounting Principle: Effective July 1, 2000, the Company changed its method of accounting for stock options granted to non-employee directors, as permitted by generally accepted accounting principles. The cumulative effect of this accounting change, net of taxes, was $55,000 for the three and nine-month periods ended September 30, 2000.

     Net Income: During the three and nine months ended September 30, 2001, the Company reported net income of $308,000 and $258,000 compared to a net income of $582,000 and $436,000 for the three and nine months ended September 30, 2000.

FINANCIAL CONDITION AND LIQUIDITY

     Net cash provided by operations was $3.9 million for the nine months ended September 30, 2001 as compared to net cash provided by operations of $4.3 million for the same period in 2000. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

     Of the $35.0 million in availability, currently limited to approximately $26.8 million due to financial results and loan formula restrictions, approximately $19.6 million was outstanding as of September 30, 2001 under the Credit Facility. The remaining balance of $7.2 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. The Company was not in compliance with certain financial covenants under the Credit Facility for the period ended September 30, 2001. The Company has received from the lender a waiver for the noncompliance, which waiver is effective to March 31, 2002. The Company may have to request a waiver for future periods and the lender may or may not provide such waiver.

     In conjunction with the waiver received, the lender and the Company have agreed to limit the maximum availability to $28.5 million effective December 19, 2001, which is a reduction from the previous maximum availability of $35.0 million. Additionally, the Company will maintain a minimum amount of $500,000 under the maximum availability for reserves related to carrier billings. The Company and the lender have also added a debt service coverage ratio to the existing Company covenants, which requires the Company to maintain a coverage ratio of 1.10 to 1.0 for the first quarter of year 2002 and of 1.25 to 1.0 for subsequent quarterly periods. The ratio is expressed as a fraction whose numerator is the difference between EBITDA and the sum of unfinanced capital expenditures and income tax payments made, and whose denominator is the sum of all principal and interest payments, subject to certain adjustments, made by the Company on outstanding debt. All other covenants between the Company and the lender remain unchanged.

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

Operating Activities

     Significant uses of cash in operating activities for the nine months ended September 30, 2001 include decreases in accounts payable of $1.1 million. Accounts receivable decreased by $2.0 million and prepaid expenses decreased by $183,000. The Company recorded net income of $258,000; a deferred income tax expense of $185,000; $2.2 million in certain non-cash expenses, principally depreciation and amortization and $75,000 from recording amortization of unearned compensation on stock options and awards.

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

Investing Activities

     The Company's investing activities for the nine months ended September 30, 2001 consisted primarily of property and equipment purchases of $269,000.

     The Company's investing activities for the nine months ended September 30, 2000 consisted primarily of property and equipment purchases of $2.4 million and an investment in a television pilot of $285,000.

Financing Activities

     During the nine months ended September 30, 2001, financing activities used $3.3 million in cash. The most significant use of cash was the repayment of notes and leases payable totaling $1.6 million; the repayments to related parties totaling $732,000 and a decrease of $1.0 million under the Company's Credit Facility. The most significant source of cash was proceeds from notes payable of $50,000.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On or about March 9, 2001, Mr. Jerry Parry, a shareholder of the Company, filed a shareholder derivative action on behalf of the Company in the District Court of Oklahoma County, Oklahoma against Messrs. Tracy Freeny, Jay Sekulow, John Telling and Carl Thompson. The Company was named as a nominal defendant in the suit. After taking a deposition of Mr. Sekulow and reviewing other relevant information provided by the Company, Mr. Parry moved the court to dismiss Mr. Sekulow as a defendant and the court entered an order dismissing Mr. Sekulow on March 27, 2001.

     Subject to court approval, which the Company has received, the Company and Mr. Parry agreed to convert Mr. Parry's shareholder derivative suit on behalf of the Company into a suit, controlled by the Company. The suit raises, among others, issues that have already been the subject of examination by the Investigative Committee.

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

     As of August 31, 2001, after resolving its dispute with Mr. Freeny and determining it was not in the Company's best interests to proceed against Mr. Telling at this time, the Company filed its Amended Petition solely against Carl Thompson. Mr. Thompson moved to dismiss the Amended Petition. On November 9, 2001, the Court granted Thompson's motion but granted the Company leave to file another Petition. The Company intends to file another Petition against Carl Thompson in the near future.

     The Company has incurred and will continue to incur legal fees and expenses in connection with this matter as the Company is continuing legal action in this matter against Carl Thompson.

     On May 17, 2001, the Company filed a complaint against PromiseVision Technology, Inc. in Case No. CIV-01-768-C, in the United States District Court for the Western District of Oklahoma. The Company seeks injunctive relief and monetary damages for defendant's alleged false and defamatory statements to customers and potential customers of the Company that constitutes false advertising under Section 43(a) of the Lanham Act, 15 U.S.C. Section 1125(a), as well as a violation of the Oklahoma Deceptive Trade Practices Act, interference with advantageous (business) relations, contract and prospective economic advantage, business disparagement, and defamation under Oklahoma state law. The Company has also alleged that defendant has misappropriated certain trade secrets of the Company.

     On August 20, 2001, defendant filed Counterclaims against the Company alleging false advertising in violation of Section 43(a) of the Lanham Act, 15 U.S.C. Section 1125(a), and violations of the Oklahoma Deceptive Trade Practices Act, tortious interference with advantageous (business) relations, contract, and prospective economic advantage, business disparagement, and defamation, slander and liable under Oklahoma state law. Discovery has just begun and trial is scheduled for April 2002.

     On or about July 24, 2001, a terminated employee of the Company filed a lawsuit claiming breach of contract. The Company has incurred and will continue to incur legal fees and expenses in connection with this matter.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


          10.28 -- Settlement Agreement, effective as of August 31, 2001, by and between the Company and Tracy Freeny

          10.29 -- Consulting Agreement, effective as of September 1, 2001, by and between the Company and Tracy Freeny

          10.30 -- Voting Trust Agreement, effective as of September 1, 2001, among the Company, Tracy Freeny and Sharon Freeny and David Clark, Russell Beaty and David Thompson

          10.31 -- Confidentiality Agreement, effective as of August 31, 2001, by and between Tracy Freeny and the Company

          10.32 -- Promissory Note dated September 1, 2001, payable by the Company to Tracy Freeny


(b) REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERIVISION COMMUNICATIONS, INC.



DATE: December 28, 2001                /s/ Ken Kolek
                                       -------------
                                       Ken Kolek, Chairman of the Board


                                       /s/ David E. Grose
                                       ------------------
                                       David E. Grose, Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                                INDEX TO EXHIBITS

         10.28 -- Settlement Agreement, effective as of August 31, 2001, by and between the Company and Tracy Freeny

         10.29 -- Consulting Agreement, effective as of September 1, 2001, by and between the Company and Tracy Freeny

         10.30 -- Voting Trust Agreement, effective as of September 1, 2001, among the Company, Tracy Freeny and Sharon Freeny and David Clark, Russell Beaty and David Thompson

         10.31 -- Confidentiality Agreement, effective as of August 31, 2001, by and between Tracy Freeny and the Company

         10.32 -- Promissory Note dated September 1, 2001, payable by the Company to Tracy Freeny