Form 10-K
period 2001-12-31
AMERIVISION COMMUNICATIONS INC
filed 2002-04-16
CIK 879385

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      2001
                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-27683

                        AMERIVISION COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   OKLAHOMA                                      73-1378798
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

       5900 MOSTELLER DRIVE, SUITE 1600                            73112
           OKLAHOMA CITY, OKLAHOMA                               (Zip Code)
   (Address of principal executive offices)

                                 (405) 600-3500
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REQUESTED
             -------------------                  ----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 31, 2001, there were 840,352 shares of Common Stock of the Company.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I

Item 1.      Business....................................................   1
Item 2.      Properties..................................................   9
Item 3.      Legal Proceedings...........................................   9
Item 4.      Submission of Matters to a Vote of Securities Holders.......   10
PART II
Item 5.      Market For Registrant's Common Equity and Related
             Stockholder Matters.........................................   10
Item 6.      Selected Financial Data.....................................   11
Item 7.      Amerivision Communications, Inc. Management's Discussion and
             Analysis of Financial Condition and Results of Operations...   13
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk...   20
Item 8.      Financial Statements and Supplementary Data.................   20
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   20
PART III
Item 10.     Directors and Executive officers of the Registrant..........   20
Item 11.     Executive Compensation......................................   22
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   25
Item 13.     Certain Relationships and Related Transactions..............   26
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   26

ITEM 1.  BUSINESS

GENERAL

     Amerivision Communications, Inc. (the "Company", "Amerivision" or "Lifeline") is a provider of long distance telephone and other telecommunications services, primarily to residential users. The Company acquires customers through affinity-based marketing. Under this type of marketing program, the Company obtains membership lists from non-profit organizations that support strong family values. The Company promotes its services under its LIFELINE(R) service mark the non-profit organizations' members. The non-profit organizations receive a percentage (currently a minimum of 10%) of eligible collected revenues generated from their members ("Partner Sharing"). In some cases the organizations will directly contact their members to sell the Company's services. In addition the non-profit organizations may receive a sign up fee for each new customer obtained by that organization. The Company has experienced substantial success marketing its services to this family values affinity prospect base largely because its customers, in addition to receiving essential telecommunications services, are able to indirectly contribute to causes they strongly support. The Company makes payments to thousands of non-profit organizations and as of December 31, 2001 had over 400,000 subscribers for its telecommunication services in all 50 states.

     The Company utilizes several carriers for its switchless long distance traffic. Effective February 1, 1999 the Company began operating telecommunication switching assets located in Oklahoma City and Chicago and purchased these switches in April 2000 under terms of an asset purchase agreement with an affiliate. This purchase has allowed the Company to originate and terminate a portion of its long distance calls.

     In addition to long distance and related telecommunication services (e.g., calling cards, prepaid cards and toll free service), the Company offers its customers Internet access, paging and a credit card program under the LifeLine service mark. These programs are discussed below.

     The Company was incorporated in 1991 as an Oklahoma corporation and maintains its principal executive offices at 5900 Mosteller Drive, Suite 1600, Oklahoma City, Oklahoma 73112. The Company's telephone number is (405) 600-3500.

                                     PART I

MAJOR DEVELOPMENTS

     Several important developments have occurred with respect to the Company and its business which include:

     Election of New Directors and CEO. In July 2001, the Company's shareholders elected six new individuals to its board of directors and reelected one of the three then incumbent board members. The incumbent member subsequently resigned from the board and was replaced by action of the remaining members. These new directors bring a wide range of skills and experiences with emphasis on the mission of the Company. In July 2001, the new board elected one of its member to serve as the Company's acting Chief Executive Officer and directed that he take steps to restructure the Company and enhance its internal management. The Company's new directors and officers are identified in Item
10 -- Directors and Officers

     Credit Facility. In February 1999, the Company entered into a line of credit facility (the "LOC") with a financial institution. In December 2001, the LOC was amended to provided the Company with up to $28.5 million in financing, currently limited to approximately $25.8 million due to financial results and loan formula restrictions. The outstanding balance at December 31, 2001 was approximately $18.6 million leaving $7.2 million available for future working capital needs. In connection with the LOC, certain creditors agreed to subordinate collection rights to those of the LOC lender.

     New Supply Agreement with Carriers. In 2001, the Company entered into supply agreements with several carriers for long distance services. The Company lowered its transmission service costs as a result of these new agreements and resolved certain billing disputes and claims between the parties. See Item 1 -- Business -- Suppliers.

     Consolidating Locations. In 2001, the Company closed its Dallas location. This enabled the Company to reduce significant costs and consolidate certain activities. In 2002, the Company will close its Virginia location and continue consolidation of redundant expenses.

BUSINESS STRATEGY

     The Company's overall strategy is to profitably grow its telecommunications and other services by further developing the family values affinity marketing program. Elements of the Company's strategy include:

     - Building the Company's Brand: Although the Company is a significant affinity-based marketing company, the Company believes that it is still relatively unknown in the national marketplace. The Company believes with focused efforts in existing territories it can grow its revenues through more brand recognition.

     - Expanding Its Marketing Efforts and Portfolio of Telecommunications Related Services: Substantially all of the Company's revenues are currently derived from the provision of long distance telephone service. The Company believes that it can grow its revenues by increasing the marketing of its existing services to the membership of organizations currently endorsing LifeLine services, offering additional bundled telecommunications services, such as local services, internet access and wireless services, and adding new participating organizations.

     - Providing Cost Competitive Services: The Company continually works to position its services in a manner which is cost-competitive with similar services provided by major telecommunications services providers. To achieve competitive margins on its telecommunications services, the Company intends to continually review and refine its operations to achieve operating and cost effectiveness.

     - Building a Business-Oriented Product Offering: Historically, the vast majority of the Company's customers have been residential. The Company believes that it can expand its customer profile to include small and medium size businesses and member organizations. The Company is increasing its marketing efforts to small and medium size businesses by approaching organizations currently endorsing LifeLine Communications.

     - Providing High Quality Customer Service: The Company has significantly expanded and improved its customer service with continuous improvements at its customer service center, which operates 24 hours a day, seven days a week.

     - Marketing Non-Telecommunications Products and Services: In light of the Company's success in marketing telecommunications services to family-values affinity groups, the Company believes that there is an opportunity to market non-telecommunication services to its customer base. For example, the Company provides a credit card product and is evaluating additional product opportunities.

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

     Competition in the long distance industry is based primarily upon pricing, customer service, network quality and value-added services. The success of a non-facilities-based carrier such as the Company depends almost entirely upon the amount of traffic that it can commit to the underlying carriers; the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers like the Company may competitively bid their traffic among other national long distance carriers to gain improvement in the cost of service. The non-facilities-based carrier devotes its resources entirely to marketing, operations and customer service, deferring many of the costs of network maintenance and management to the underlying carriers.

     The relationship between resellers and the major underlying carriers is predicated primarily upon the pricing strategies of the first-tier companies, which has resulted historically in higher rates for individuals and small business customers. Individuals and small business customers do not generate enough volume to receive reduced rates. The higher rates result from the higher cost of credit, collection, billing and customer service per revenue dollar associated with small billing level of long distance customers. By committing to large volumes of traffic, the reseller is guaranteeing traffic to the underlying carrier. The underlying carrier is also relieved of the administrative burden of qualifying and servicing large numbers of relatively small accounts. The successful reseller efficiently markets the long distance product, processes orders, verifies credit and provides customer service to these large numbers of small accounts.

  INTERNET ACCESS SERVICES

     Internet access and related value-added services ("Internet services") represent a segment of the telecommunications marketplace. Declining prices in the personal computer market, continuing improve-ments in Internet connectivity, advancements in Internet navigation technology, and the proliferation of services, applications, information and other content on the Internet have attracted a growing number of users.

PRODUCTS AND SERVICES

     Currently, the Company's revenues are substantially all from long distance sales, however, as discussed below, other products are entering the sales cycle.

  TELECOMMUNICATIONS SERVICES

     Long Distance. As of December 31, 2001, the Company provides long distance service to over 400,000 subscribers, most of whom are residential. In addition, the Company offers calling cards, prepaid phone cards, and toll-free service. For these services, the Company offers pricing which is competitive (including discounted rates for higher volume) with the larger long distance companies. The Company is continuing to enhance its long distance rates and anticipates introducing new rate plans in 2002.

     The Company's long distance rates are currently:

RATE PLAN                                      MONTHLY FEE   WEEKDAY/SAT. RATE   SUNDAY RATE
---------                                      -----------   -----------------   -----------
Freedom......................................       None           $.149            $.149
Connections(1)...............................   $   2.95(2)        $.089            $.089
Sunday Connections(1)........................   $   4.95(2)        $.069            $.049
Frequent Connections(1)......................   $  29.95(3)        $.069            $.049
Business Connections(1)......................   $  19.95(3)        $.089            $.089
Online Connections...........................   $   4.95(3)        $.069            $.089

---------------

(1) Includes discounted intrastate, intra LATA, international, calling card and toll free rates.

(2) $1.00 additional per month charge if not paid by credit card.

(3) Minimum monthly billing.

     Wireless. The Company resells the paging services of the largest provider of paging service in the United States. Local, regional and national paging service is offered on an alpha and numeric basis. The Company is also exploring offering wireless telephone service by reselling the services of a national or regional wireless provider.

     Internet Access. The Company offers Internet access services nationwide on a dial-up basis. The Company's Internet access service includes an optional filter so that its subscribers will not, subject to certain limitations inherent to the filtering technology, be able to access "offensive" materials on the Internet. The Company anticipates expanding its online capabilities, including on-line interactive Internet customer service, sales and e-billing.

  NON-TELECOMMUNICATIONS SERVICES

     In light of the Company's success in marketing telecommunications services to family-values affinity groups, the Company believes that there is an opportunity to market non-telecommunication services to its customer base. The Company has entered into an agreement to issue a branded credit card through a larger credit card issuer. The Company believes that the pricing and terms offered to its participating organizations are competitive with major credit card providers.

MARKETING AND SALES

     The Company primarily markets its telecommunications services utilizing its family values affinity programs. To obtain new customers, the Company uses sales executives, telemarketing and various promotional efforts including direct mail, radio, conventional advertising and the Internet.

     Some of the Company's sales executives expend the majority of their efforts obtaining and maintaining relationships with non-profit organizations which will endorse LifeLine services. Others seek to expand the number of members of existing non-profit organizations who endorse LifeLine services as well as sell additional services.

     Once membership lists of non-profit organizations have been obtained, the Company generally contacts members and solicits their telecommunications services through direct mail and telemarketing. The Company works with the organizations in its direct mail efforts, often placing advertising in newsletters or inserting brochures about the Company in the organizations' mailings. The Company also uses its telemarketing resources to contact members of participating organizations. The Company operates a call center in Tahlequah, Oklahoma. As of December 31, 2001, the call center had an aggregate of over 300 full and part time employees who operate over 200 call stations. The Company advertises its services through radio programs, which target viewers and listeners who support the family-values affinity concept, including Christian radio and television networks. The Company participates in conferences and conventions sponsored by organizations endorsing LifeLine services. Prior to those events, the Company will either advertise in materials being sent or send materials to persons attending the event in order to increase awareness of the telecommunications services the Company offers. At the actual events, the Company will set up booths or make presentations regarding its telecommunications services and have personnel on site to explain the services and assist in enrolling customers.

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

SUPPLIERS

     In 2001, the Company executed several new contracts with its long distance carriers. These contracts resulted in pricing reductions from the prior billing rates charged to the Company and in the Company's release of prior liability to the carriers in connection with the settlement of various billing disputes and claims. The Company also has entered into a contract with a carrier that transports the Company's call records through the Oklahoma City and Chicago switches. To obtain favorable forward pricing from the carriers, the Company has committed to purchase certain minimum volumes of a variety of long distance services during the term of the contract. The Company believes that all liabilities have been properly recorded in its financial statements.

COMPETITION

  OVERVIEW

     The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. There are numerous companies offering the services the Company offers, and the Company expects competition to increase in the future. The Company believes that existing competitors are likely to continue to expand their service offerings and/or lower their prices to appeal to existing or potential customers of the Company. The Company expects that new competitors are likely to enter the communications market, and some of these new competitors may market communications services similar to the Company's services. Some of these new competitors may have financial, personnel and other resources, including brand name recognition, substantially greater than those of the Company. In particular, the regional Bell operating companies ("RBOCs") will be strong competitors as they are allowed to provide long distance services in their in-region markets. It is expected that the rate of RBOC entry into the long distance market will increase during 2002. In addition, cable companies intend to use these facilities to offer local telephony, long distance, Internet, and other services to customers in competition with incumbent local exchange carriers and other competitive local exchange carriers ("CLECs").

     Customer attrition is a problem inherent in the long distance industry. Its occurrence is primarily due to competitive pricing, enhanced customer service, and additional service offerings. The Company intends to continually review competitive pricing. It intends to provide customer service that is superior to competition. The Company also intends to offer new bundled services in the near future. The Company believes that through these efforts and the enhancement of its family based affinity marketing efforts it will be able to improve its customer attrition.

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

  LONG DISTANCE

     The Company provides long distance services by reselling the facilities of other carriers in the United States. The long distance industry is intensely competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants such as AT&T, Sprint and WorldCom. Moreover, the industry has undergone and will continue to undergo significant consolidation that has created and will continue to create numerous other entities with substantial resources to compete for long distance business. In addition, as a result of the Telecommunications Act of 1996 ("Telecommunications Act"), RBOCs are beginning to enter the long distance market. These larger competitors have significantly greater name recognition and financial, technical, network and marketing resources. They may also offer a broader portfolio of services and have longer standing relationships with customers targeted by the Company. Many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for transmission and related termination costs, and which could cause significant pricing pressures on the Company. In addition, long distance carriers such as the Company are experiencing the effects of lowering rates for wireless long distance services, resulting in increased use of wireless services for calls previously made through conventional telephone networks.

     The Company competes in the long distance market through a family values affinity marketing approach. This approach intends to enhance customer loyalty through allowing the customer to designate a non-profit organization to receive a percentage of certain collected revenues on behalf of that customer ("Partner Sharing"). However the Company realizes it still must compete on price, customer service and the ability to provide a variety of communications products and services. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices for long distance calls have declined substantially in recent years. In response, the Company has substantially cut its rates, which has reduced revenues and margins. The Company is intending to take necessary actions to maintain and improve its position with the existing customer base while making strong efforts to add new customers. The Company intends to introduce new bundled services in the near future.

  INTERNET TELEPHONY

     Internet Telephony is the transmission of voice long distance services over Internet protocols rather than traditional long distance networks. The expansion of these services has pressured traditional telecommunications companies, including the Company, to effect rate reductions and to accept the resulting reductions in revenue and margins. Because of its Internet services capabilities, the Company intends to continue its research with respect to Internet Telephony so as to be better able to determine whether it should offer this alternative service as part of a new bundled package service.

  INTERNET SERVICE PROVIDER

     The Company provides Internet access on a nationwide basis. The Company's competitors in this market include ISPs, other telecommunications companies, cable companies, online service providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to the Company. Internet services are currently deemed enhanced services by the FCC and therefore are not subject to federal and state common carrier regulations, including long distance interstate and intra-state access fees. The Company intends to enhance its existing Internet services as part of the new bundled package service offering.

  TECHNOLOGICAL ADVANCES

     In the future, the Company may be subject to intense competition due to the development of new technologies resulting in an increased supply of transmission capacity. The telecommunications industry is experiencing a period of rapid and significant technological evolution marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those to be provided by the Company. The introduction of new products or emergence of new technologies has caused capacity to greatly exceed the demand, reducing the pricing of certain services to be provided by the Company. The Company intends to continue its investment in new and improved technology. The Company understands that to stay competitive in the delivery of telecommunications services to customers it will need to make continuing use of technological advancements as they become commercially feasible.

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

  DOMESTIC FEDERAL REGULATION

     The Company is classified by the FCC as a non-dominant carrier, and therefore is subject to significantly reduced federal regulation. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, such as the Company, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. Long distance carriers were required to withdraw current tariffs for domestic business services by January 31, 2001 and for domestic mass-market services by July 31, 2001. In March 2000, the FCC mandated the detariffing of international services, effective as of July 2001. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecommunications Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served by such inaction.

     The FCC imposes only minimal reporting requirements on non-dominant carriers, although the Company is subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on carriers whose annual operating revenue exceed $100 million.

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

  STATE REGULATION

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

INFORMATION SYSTEMS

     To accommodate customer growth and new product offerings, the Company is upgrading its information technology systems by pursuing a Windows NT environment with underlying client/server architecture. When fully operational, this platform will include a data warehouse with front-end tools to address financial, operational, and sales and marketing research and reporting. The additional costs of the Information Systems improvements are anticipated to be approximately $200,000. The Company currently anticipates funding the Information Systems improvements from operational cash flows or LOC draws, and completing such undertaking during the third quarter. The Company believes these improvements will provide employees and customers with adequate Information Systems.

EMPLOYEES

     As of December 31, 2001, the Company had approximately 300 full time employees and 90 part time and temporary employees. None of the Company's employees is party to any collective bargaining agreement and the Company has never experienced a work stoppage. The Company considers its relations with its employees to be good.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking and based upon numerous assumptions made as of the date of this Form 10-K that could later prove to be inaccurate. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "will", "could", "may" and similar expressions, as they relate to management or the Company, are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 2.  PROPERTIES

     The Company's Oklahoma City headquarters, housing its senior executives and certain of its operations, is located in approximately 37,000 square feet of commercial office space which is leased from an affiliated company. The Company also operates a call center (approximately 33,000 square feet) in Tahlequah, Oklahoma. The Company believes these facilities are adequate for the Company's intended activities for the foreseeable future. A separate existing Company office in Virginia has been determined to be unnecessary and will be closed prior to May 2002.

ITEM 3.  LEGAL PROCEEDINGS

INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

     In late 1995, the Company commenced an internal investigation to determine whether it might have committed securities law violations in connection with the offer and sale of its restricted securities, and separately whether it should have previously registered its common stock with the Securities and Exchange Act of 1934. In July 1996, the Company voluntarily reported its preliminary findings to the Commission, which then instituted its own investigation.

     In July 1998, the Commission issued a cease-and-desist order stating that
(a) the Company, the two former directors/officers, and an affiliated company had violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Rule 12g-1 promulgated under the Exchange Act ("Rule 12g-1"); (b) the Company had violated Section 12(g) of the Exchange Act and Rule 12g-1; and (c) the two former directors/officers had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1. The Commission ordered the Company, two directors/officers and the affiliated company to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and the Company and the two directors/officers to cease and desist from committing or causing any violations or future violations of Section 12(g) of the Exchange Act and Rule 12g-1.

  LIABILITIES FOR BREACH OF SECURITIES LAW

     Substantially all of the Company's sales of Common Stock and certain notes, other than sales to officers and directors of the Company, failed to comply with Sections 5(a) and (c) of the Securities Act, registration requirements of certain states' securities laws and, possibly, Section 10 (b) of the Exchange Act and Rule 10 b-5 promulgated under the Exchange Act. Such sales may have also violated similar anti-fraud provisions under state securities laws. The Company and two former directors/officers, after voluntarily presenting these facts to the Commission in August 1996, consented in July 1998 to the entry of a cease and desist order from the Commission concerning violations of the federal securities laws.

     The federal securities laws provide legal causes of action against the Company by persons buying its securities, including action to rescind the sales, provided that such actions are initiated prior to the expiration of applicable statutes of limitations. Since all of the Company's securities sales were made in or prior to 1996, it appears that the statutes of limitations relating to such actions have expired.

     The Company sold its securities to investors in over forty states. The statutes of those states typically provide that if such sales violate the applicable law, a purchaser may obtain a rescission of his purchase, receiving from the issuer the purchase price paid plus an interest factor, less any amounts paid to such security holder during the period of his ownership. While the statutes of limitations for many of these rights appear to have expired, some may have not. To that extent the Company may have a contingent liability, the potential amount of which it is unable to estimate with any accuracy, but which, in any event, should not exceed approximately $1.3 million at December 31, 2001.

     Additionally, the Company may have theoretical liability under state securities laws arising out of the 1996 offer and sale by an affiliate of the Company of shares of its common voting stock. Because, however, that entity sold its principal operating assets to the Company in April 2000, in connection therewith offered its shareholders the right to dissent from such sale and to be paid the fair value of their shares, and thereafter effected a shareholder approved corporate liquidation which valued the affiliate's distributable assets at a figure which exceeded the cost basis of the acquired shares, it appears unlikely that any current shareholder of the affiliate currently has an actionable claim against the Company.

     If, however, purchasers of securities of either the Company or the affiliated company are successful in asserting any of the above-described claims, such activity could have a material adverse effect on the Company's financial condition.

OTHER PENDING ACTIONS

     In March 2001, a Company shareholder filed in an Oklahoma state court a derivative action on behalf of the Company, alleging breaches of fiduciary duty against certain then current and past Company directors. Such action was subsequently assumed by the Company and dismissals were entered with respect to all defendants other than one past director, Carl Thompson. In February 2002, the court dismissed the action and the Company did not appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the shares of Common Stock. At December 31, 2001, there were 840,352 outstanding shares of Common Stock owned by approximately 1,200 holders of record.

     The Company has not declared any distributions or other cash dividends on its shares of Common Stock since December 31, 1997. The Company is restricted by requirements of the Credit Facility to the amount of distributions made to shareholders, among others. The Company anticipates future distributions, however all will be made in compliance with the requirements of the Credit Facility.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2001, the Company issued eight promissory notes to individuals totaling $1.61 million. Such issuance was effected in order to replace a single then existing note. Concurrently, a payment of $390,000 was made to the note holders resulting in the $1.61 million outstanding balance for the new notes. The terms and conditions of the replacement notes are similar to those of the existing note and all mature February 2002.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL AND OPERATING DATA (IN THOUSANDS)

     The historical financial data for the years ended December 31, 1997, 1998, 1999, 2000, and 2001 are derived from the audited consolidated financial statements of the Company. This information is not necessarily indicative of the company's future performance. The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    1997       1998       1999       2000       2001
                                  --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net Sales.......................  $113,351   $124,232   $114,661   $100,077   $ 80,764
                                  --------   --------   --------   --------   --------
Operating expenses:
  Cost of telecommunication
     services...................    44,711     48,787     54,519     44,000     34,416
  Cost of telecommunication
     services provided by
     related parties............    13,529     14,736         --         --         --
  Selling, general and
     administrative.............    44,530     49,523     47,645     45,285     36,682
  Selling, general and
     administrative to related
     parties....................     5,893      6,805         --         --         --
  Depreciation and
     amortization...............       683      2,102      2,899      3,881      2,752
                                  --------   --------   --------   --------   --------
     Total operating expenses...   109,346    121,953    105,063     93,166     73,850
                                  --------   --------   --------   --------   --------
Operating income (loss).........     4,005      2,279      9,598      6,911      6,914

                                                YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------
                                    1997       1998       1999       2000       2001
                                  --------   --------   --------   --------   --------
Other income and (expense):
  Interest expense and other
     financing charges..........    (3,245)    (4,993)    (4,873)    (4,514)    (3,258)
  Interest expense and other
     financing charges incurred
     to related parties.........      (924)      (974)      (698)      (725)      (654)
  Loss on loans and other
     receivables................        --       (552)        --         --         --
  Net loss on long-lived
     assets.....................        --       (215)      (103)      (575)    (1,052)
  Other income..................       (85)       100        277        108         72
                                  --------   --------   --------   --------   --------
  Income (loss) before income
     tax (benefit)..............      (249)    (4,355)     4,201      1,205      2,022
  Income tax expense
     (benefit)..................        92       (700)     1,977        455        790
                                  --------   --------   --------   --------   --------
  Net income (loss) before
     cumulative effect and
     extraordinary gain.........      (341)    (3,655)     2,224        750      1,232
  Cumulative effect of
     accounting change..........        --         --         --         57         --
                                  --------   --------   --------   --------   --------
  Extraordinary gain on
     extinguishment of long-term
     debt.......................        --         --         --         --      2,146
                                  --------   --------   --------   --------   --------
  Net income (loss).............      (341)    (3,655)     2,224        807      3,378
Earnings (loss) per share:
  Basic.........................  $  (1.01)  $  (4.32)  $   2.83   $   1.03   $   4.09
  Diluted.......................  $  (1.01)  $  (4.43)  $   2.35   $    .84   $   3.48
CASH FLOWS:
  Operating activities..........  $ (1,624)  $  7,118   $ (1,664)  $  6,658   $  5,916
  Investing activities..........      (922)      (148)    (2,806)    (2,873)      (467)
  Financing activities..........     2,008     (6,350)     4,826     (3,672)    (4,810)
BALANCE SHEET DATA (RESTATED):
  Total assets..................  $ 24,554   $ 25,574   $ 31,094   $ 27,140   $ 20,135
  Working capital (deficit).....   (20,811)   (23,635)   (22,258)   (22,734)   (19,635)
  Total long-term liabilities...    12,757     12,712     15,455     12,039      4,263
  Total stockholder's
     deficit(1).................   (26,307)   (28,427)   (24,785)   (23,738)   (16,980)
OTHER FINANCIAL DATA:
  EBITDA(2).....................  $  4,688   $  4,381   $ 12,497   $ 10,792   $  9,368
                                  --------   --------   --------   --------   --------

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

ITEM 7. AMERIVISION COMMUNICATIONS, INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $80.8 million in net sales in 2001. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at December 31, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this accelerated rate in the future.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the years ended December 31, 1999, 2000 and 2001, the Company generated net income of $2.2 million, $0.8 million, and $3.4 million, respectively. The improvements of net income from operating activities were primarily achieved as a result of reductions in operating expenses. The Company reduced its accumulated stockholders' deficiency from approximately $25.8 million at December 31, 1997 to approximately $16.9 million at December 31, 2001. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration and payment of quarterly capital distributions to its stockholders during the period between 1994 and 1997, totaling approximately $15.8 million, and by redemptions totaling approximately $4.7 million. The Company's current liabilities exceeded its current assets by approximately $22.3 million, $22.7 million, and $19.6 million at December 31, 1999, 2000 and 2001, respectively.

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

     Interest expense includes the cost of financing the Company's accounts receivable and asset purchases, including loans from its primary financial institution under an LOC.

     The Company has recognized a net deferred tax assets, primarily due to net operating loss carryforwards.

     In 1996, the FCC adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund. The FCC has allowed carriers to offset these charges by passing them through to their customers. In addition, the FCC adopted a Primary Interexchange Carrier Charge ("PICC") to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers. In May 2000, the FCC adopted an order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. As a result the Company reduced its PICC charges and the impact is an annualized revenue loss of approximately $6.0 million with a similar reduction in PICC costs.

RESULTS OF OPERATIONS

               STATEMENTS OF OPERATIONS DATA FOR THE YEARS ENDED
                       DECEMBER 31, 1999, 2000 AND 2001:

     The following table sets forth for the years indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Operating expenses:
  Cost of telecommunication services........................   47.5%    44.0%    42.6%
  Selling, general and administrative expenses..............   41.6%    45.2%    45.4%
  Depreciation and amortization expense.....................    2.5%     3.9%     3.4%
                                                              -----    -----    -----
     Total operating expenses...............................   91.6%    93.1%    91.4%
Income from operations......................................    8.4%     6.9%     8.6%
Interest expense............................................   (4.9)%   (5.2)%   (4.9)%
Other income(expense).......................................    0.1%    (0.5)%   (1.2)%
                                                              -----    -----    -----
Net income before income tax ...............................    3.6%     1.2%     2.5%
Income tax expense (benefit)................................    1.7%     0.5%     1.0%
                                                              -----    -----    -----
Net income before cumulative effect of accounting change and
  extraordinary gain........................................    1.9%     0.7%     1.5%
Cumulative effect of change in accounting principle.........     --      0.1%      --
Extraordinary gain from extinguishment of long-term debt....     --       --      2.7%
                                                              -----    -----    -----
Net income..................................................    1.9%     0.8%     4.2%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales: Net sales decreased 19.3% to $80.7 million in 2001 compared to $100.0 million in 2000. This decrease was the result of fewer billable minutes being used by a smaller customer base and a reduction in minutes billed under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 535 million minutes in 2001 compared to 557 million minutes in 2000. PICC and USF fees billed to customers totaled $5.7 million in 2001, compared to $9.1 million in 2000. This decrease results from an FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. The Company estimates an annual reduction in PICC sales but a similar reduction in PICC expenses on an annual basis due to this change.

     The Company believes it is more cost effective to bill its residential customers who have smaller than average phone bills through the LECs as opposed to billing them directly. As a result, a greater percentage of customers who are billed directly by the Company are the commercial customers or residential customers who generate larger than average monthly phone bills. Approximately 60% of revenue from long distance usage were billed through the LECs or other billing and collection services in 2001. Customers receiving their bills directly from the Company were approximately 40% and 30% in 2001 and 2000, respectively.

     Cost of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the year ended December 31, 2001 the overall cost of telecommunication service was 42.6% of net sales compared to 44.0% in 2000. During the years ended

December 31, 2001 and 2000, the cost of sales and relative percentage of costs to net sales to each of its providers was as follows:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    2000                      2001
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
Switchless carrier costs.................  $24,804       24.8%       $21,531       26.7%
Switched operation costs.................   10,412       10.4%         7,353        9.1%
PICC/USF fees............................    8,356        8.4%         4,632        5.7%
Other related costs......................      428        0.4%           900        1.1%
                                           -------       ----        -------       ----
  Totals.................................  $44,000       44.0%       $34,416       42.6%
                                           =======       ====        =======       ====

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    2000                      2001
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
Billing fees and charges.................  $ 8,947        9.0%       $ 9,063       11.2%
Advertising and marketing expense........    3,772        3.8%         1,293        1.6%
Payments to non-profit organizations.....    7,856        7.8%         5,424        6.7%
Payroll expense..........................   11,997       12.0%        11,108       13.8%
Other....................................   12,713       12.6%         9,794       12.1%
                                           -------       ----        -------       ----
  Totals.................................  $45,285       45.2%       $36,682       45.4%
                                           =======       ====        =======       ====

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from the Company's direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel.

     Advertising and Marketing Expense: Advertising expense decreased in 2001 to $1.3 million, compared to $3.8 million in 2000. The decrease was primarily due to more focused efforts on specific advertising.

     Payments to Non-Profit Organizations: During 2001, payments to non-profit organizations decreased by approximately $2.4 million resulting from an overall decrease in revenues. During each 2001 and 2000, the Company made Partner Sharing payments to approximately 35,000 non-profit organizations, of which approximately 40.0% were paid to ten organizations.

     Payroll Expenses: Payroll expenses decreased by approximately $889,000 from 2000 to 2001, due primarily to reorganization efforts and elimination of duplicated expenses.

     Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 26.0% during 2001 compared to 2000. This decrease was due to increased controls on expenses.

     Depreciation and Amortization: Depreciation and amortization expense totaled $2.8 million in 2001 compared to $3.9 million in 2000. This $1.1 million decrease is primarily attributable to significant assets acquired in prior years becoming fully depreciated at the end of 2000 and 2001. The Company anticipates an increase in depreciation expense in 2002 due to its scheduled investment in Information Systems equipment and other depreciable assets.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges decreased to $3.9 million in 2001 compared to $5.2 million in 2000. This decrease is attributable to a reduction in the Company's LOC balance due to repayments from operating cash flow and also lower effective rates in 2001.

     Net Loss on Long-Lived Assets: The Company incurred a charge against net income of over $1.0 million in 2001 and $575 in 2000 due to a write-off of development costs related to a billing software package. The Company was utilizing an outside vendor to develop a new billing software package. It discontinued the efforts in 2000 and pursued reimbursement from the vendor. In 2001 it was determined that no amounts will be reimbursed and the Company therefore charged the remaining balance against net income.

     Extraordinary Gain on Extinguishment of Long-Term Debt: During 2001, the Company determined a former director had breached his termination agreement. As a result, the Company believes that it no longer has an obligation pursuant to this contract, and accordingly, the Company has removed this liability from its financial statements at December 31, 2001, and has recognized an extraordinary gain of $2,146. See also Item 11. Executive Compensation.

     Income Tax Expense (Benefit): During 2001 and 2000 the Company recorded deferred income tax expense of approximately $790,000 and $455,000, respectively. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

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

     Net Income: During the years ended December 31, 2001 and 2000 the Company reported net income of $3,378,000 and $807,000, respectively.

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

     Cost of Telecommunication Services: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. The Company's overall cost of telecommunication service was

44.0% of net sales in 2000 compared to 47.5% in 1999. During the years ended December 31, 2000 and 1999, the cost of sales and relative percentage of costs to net sales to each of its providers was as follows:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    1999                      2000
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
Switchless carrier costs.................  $31,087       27.1%       $24,804       24.8%
Switched operation costs.................   13,295       11.6%        10,412       10.4%
PICC/USF fees............................   10,070        8.7%         8,356        8.4%
Other related costs......................       67        0.1%           428        0.4%
                                           -------       ----        -------       ----
  Totals.................................  $54,519       47.5%       $44,000       44.0%
                                           =======       ====        =======       ====

     Selling, General and Administrative Expenses: The significant components of selling, general and administrative expenses include the following:

                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------
                                                    1999                      2000
                                           -----------------------   -----------------------
                                           AMOUNT    PERCENTAGE OF   AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES     (000'S)     NET SALES
                                           -------   -------------   -------   -------------
Billing fees and charges.................  $ 9,410        8.2%       $ 8,947        9.0%
Advertising and marketing expense........    4,640        4.0%         3,772        3.8%
Payments to non-profit organizations.....    8,837        7.7%         7,856        7.8%
Payroll expense..........................    8,926        7.8%        11,997       12.0%
Other....................................   15,832       13.9%        12,713       12.6%
                                           -------       ----        -------       ----
  Totals.................................  $47,645       41.6%       $45,285       45.2%
                                           =======       ====        =======       ====

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from the Company's direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel. During the year ended December 31, 2000, the Company paid approximately $300,000 for initial set up charges on a new billing and collection agreement with a RBOC.

     Advertising and Marketing Expense: Advertising expense decreased in 2000 to $3.8 million, compared to $4.6 million in 1999, a decrease of 17.4%.

     Payments to Non-Profit Organizations: During 2000, payments to non-profit organizations decreased by approximately 11.1% to $7.9 million, compared to $8.8 million in 1999. The majority of the decrease is due to an overall decrease in revenues. During 2000 and 1999, the Company paid approximately 35,000 non-profit organizations, of which approximately 42.0% and 40.0%, respectively, of total payments were paid to ten organizations.

     Payroll Expenses: From 1999 to 2000, payroll expenses increased by over $3 million due to adding new senior management and the addition of a new location in Dallas, Texas.

     Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 19.7% during 2000 as compared to 1999 primarily due to a decrease in outside agent commissions and costs related to internet services.

     Depreciation and Amortization: Depreciation and amortization expense increased 34.0% to $3.9 million in 2000 compared to $2.9 million in 1999. This increase is attributable to an increase in the carrying value of the Company's property and equipment primarily due to recording the purchase of switch and internet equipment and the equipment additions for the new call center.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges decreased to $5.2 million in 2000 compared to $5.6 million in 1999. This decrease is attributable to an increase in borrowings related to the Company's LOC due to repayment of a significant amount of high interest loans in 1999.

     Income Tax Expense (Benefit): During the years 2000 and 1999, the Company recorded a deferred income tax expense of approximately $455,000 and $1.9 million, respectively. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax bases of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under federal tax laws (15 years).

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

FINANCIAL CONDITION AND LIQUIDITY

     Overall the Company's financial condition and liquidity improved during the year ended December 31, 2001. The major factor underlying of this improvement was the reduction in its negative working capital position by approximately $3.1 million (see below). Specifically, the Company reduced its credit facility by over $2.0 million and accounts payable and accrued expenses by over $3.5 million.

     Net cash provided by operations for the years ended December 31, 2001 and 2000 was $5.9 million and $6.7 million, respectively. The variations in cash flow from operations are primarily attributable to the timing of collections on accounts receivable and the timing of payment of accounts payable.

     Because of its historically unfavorable financial condition, the Company's financing costs have historically exceeded market rates. Most of the note payable obligations have borne interest rates between 18% and 24%. Interest costs and late fees on vendor payables and tax obligations also generally have had an effective rate of 18% or higher.

     This combination of high financing costs, capital distributions (as discussed previously), and the short-term nature of most of the Company's indebtedness have contributed to the Company's lack of profitability and negative working capital, which totaled approximately $19.6 million at December 31, 2001, an improvement of approximately $3.1 million from December 31, 2000.

     During 1998, the Company was approved for a LOC with a financial institution. In 2001, the Company and the financial institution modified the LOC to provide availability of $28.5 million. Current availability is limited to approximately $25.8 million due to financial results and loan formula restrictions of which approximately $18.6 million was outstanding as of December 31, 2001. The remaining balance of $7.2 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. The Credit Facility is secured by a blanket lien on all of the Company's assets, including accounts receivable and the Company's customer base. The terms of the Credit Facility are for three years from initial funding, with an interest rate of prime plus 3.5%. Although the Credit Facility has a three-year term, it is classified as a current liability in the Company's financial statements because the agreement contains certain subjective acceleration clauses and requires that all cash receipts be deposited to a lockbox, the proceeds of which are used daily to repay the debt.

     The Company expects to incur future capital expenditures of approximately $250,000 related to upgrades to the Company's management information systems and various aspects of reorganization.

  OPERATING ACTIVITIES

     Significant sources of cash in operating activities for the years ended December 31, 2001 include decreases in accounts receivable of $3.5 million. The Company also generated cash from operations by recording net income of $3.4 million; $790,000 from recording a deferred income tax expense; $1.7 million in certain non-cash expenses, principally depreciation, amortization and loss from disposal of a long lived asset. Significant uses of cash in operating activities include reductions in accounts payable of $3.6 million.

     Significant sources of cash in operating activities for the year ended December 31, 2000 include decreases in accounts receivable of $2.4 million. The Company also generated cash from operations by recording net income of $807,000; $500,000 from recording a deferred income tax expense; $4.4 million in certain non-cash expenses, principally depreciation and amortization. Significant uses of cash in operating activities include reductions in accounts payable of $1.6 million.

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

  INVESTING ACTIVITIES

     The Company's investing activities for the years ended December 31, 2001, 2000 and 1999 consisted primarily of property and equipment purchases of $510,000, $2.6 million and $3.3 million, respectively.

  FINANCING ACTIVITIES

     During the years ended December 31, 2001 and 2000, financing activities used $4.8 million and $3.7 million, respectively, in cash. The most significant use of cash was the repayments of notes and leases payable, including the Company's Credit Facility. The repayment of loans to related parties totaled $908,000 and $1.1 million, respectively, for the years ended December 2001 and 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "An Interpretation of APB Opinion No. 25 -- Accounting for Stock Issued to Employees. Interpretation No. 44 permits companies to account for stock options granted to non-employee directors in accordance with APB Opinion No. 25.

     The Company adopted Interpretation No. 44 effective July 1, 2000, and recognized the cumulative effects of this accounting change in its December 31, 2000 financial statements.

     During 2001, the FASB issued the following Statements of Financial Accounting Standards (SFAS) that have not yet been adopted by the Company, because the required implementation date is not until 2002:

SFAS No. 142  Goodwill and Other Intangible Assets
SFAS No. 143  Accounting for Asset Retirement Obligations
SFAS No. 144  Accounting for Impairment or Disposal of Long-Lived Assets

     The Company does not believe that adoption of these accounting standards will have a significant effect on the financial position or results of operations of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is not exposed to market risk from changes in marketable securities, as the Company has no such instruments.

     The Company is exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under the Credit Facility since amounts borrowed under the Credit Facility accrue interest at a fluctuating rate equal to the prime lending rate ("Prime") plus 3.5%. The outstanding balance of the Company's borrowings under the Credit Facility at December 31, 2001 was $18.6 million. Market risk is estimated as the potential increase in interest rate for borrowings under the Company's Credit Facility resulting from an increase in Prime. Based on borrowings under the Credit Facility at December 31, 2001, a hypothetical increase of 1.00% in Prime increases the Company's cost of borrowings by approximately $200,000 annually. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     The Company's operations are all originated within the United States and it therefore conducts all business transactions in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth following the signature page hereof beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Kenneth Kolek.........................  55    President, Chief Executive Officer,
                                              Chairman of The Board of Directors
Danny Bannister.......................  33    Director
Arch Bonnema..........................  48    Vice Chairman of the Board of
                                              Directors
David Clark...........................  61    Director
Belarmino Gonzalez....................  69    Director
Art Richardson........................  64    Director
Loren Unruh...........................  60    Director
Al Jones..............................  58    Secretary
Loni Woodley..........................  36    Treasurer and Chief Financial Officer

     Kenneth Kolek has been a Company shareholder since 1993. He was elected to the board of directors, elected Chairman and of the Board and appointed CEO in July 2001. Mr. Kolek has successfully assisted many companies with turnaround consulting for over 25 years and is the owner and principal employee of a financial and business consulting company based in Cedar Rapids, Iowa. He has also been employed as a chief financial officer and controller for several companies following a career in public accounting.

     Danny Bannister was elected to the board of directors in July 2001. Mr. Bannister brings several years of technical telecommunications industry experience to the board. He is currently the President of Natel LLC (a customer of Amerivision). Mr. Bannister has performed consulting services for several major telecommunications companies and has founded, operated and sold several businesses in the telecommunications industry.

     Arch Bonnema was elected to the board of directors in July 2001. Mr. Bonnema has founded and operated several companies in his professional career. Most recently he has served as a principal of Joshua Financial and Bonnema Company. Mr. Bonnema has received several awards for his business accomplishments including, among others, Wall Street Journal and National Republican Congressional Committee Businessman of the Year 2000.

     David Clark was elected to the board of directors in July 2001. Mr. Clark is currently serving as the vice president of North American Missions Board
(NAMB). NAMB is responsible for production and distribution of all radio and television programs for one of the largest non-profit organizations in North America. Prior to assuming his present position Mr. Clark founded, owned, and operated KMC Media, a media strategy, production and placement company. Mr. Clark serves on the governing bodies of a number of non-profit ministries.

     Belarmino Gonzalez was elected to the board of directors in October 2001. Mr. Gonzalez has purchased or founded and operated several radio and television stations. He is currently serving as the president of corporations that own several stations. Mr. Gonzalez has been actively involved in the establishment and promotion of Christian based radio stations and broadcast programs including, among others, the first 24-hour all Christian youth television station. Mr. Gonzalez is a member of the governing boards of several non-profit organizations within the broadcasting industry.

     Art Richardson was elected to the board of directors in July 2001. Mr. Richardson is currently the Area President of Legalink Corporation. Mr. Richardson has founded and operated several companies in the legal reporting industry. He currently serves as a member of the Board of Directors for Hebron Communications and MemberSource Credit Union. He is a member and serves on the board of directors of several legal industry associations and other non-profit organizations, including National Court Reporters Association.

     Loren Unruh was elected to the board of directors in July 2001. Mr. Unruh's entire career, spanning more than 30 years, has been spent in the hospitality industry, and he currently owns and operates several hotels and restaurants. Mr. Unruh also served on the Best Western Board of Directors. He served as the National Chairman of the Board and a member of the International Board of Directors of Best Western.

     Al Jones was elected secretary of the Company in January 2002. He has over 20 years experience in sales and sales management and 12 years experience as an educator. Mr. Jones has received many awards from his achievements including, among others Teacher of the Year and National Salesman of the Year. Mr. Jones brings a personal and customer driven approach to the Company.

     Loni Woodley was elected treasurer of the Company in January 2002, after joining the Company in that same month as the Company's chief financial officer. For the past five years, Mr. Woodley has been engaged to assist troubled companies in effecting turnarounds. Prior thereto he was employed by a national public accounting firm during which period he provided financial accounting services to several companies including, among others, publicly owned companies in the telecommunications industry.

BOARD OF DIRECTORS MATTERS

     Each director is elected to serve a term of one year, normally to expire at the annual meeting of Company shareholders or at such time as his or her successor is elected and qualified for office. The board of directors has established a three person combination Compensation/Nominating Committee to review executive compensation and to propose to the board the names of individuals who might constitute board designated nominees for service as directors. The current additional standing committees of the Board of Directors include (1) a three person Audit Committee which is responsible for (a) reviewing the scope of, and the fees for, the annual audit of the Company, (b) reviewing with the independent auditors the Company's accounting practices and policies, (c) reviewing with the independent auditors their final report, (d) reviewing with internal and independent auditors overall accounting and financial controls and (e) being available to the independent auditors for consultation purposes; (2) a five person Sales and Marketing Committee which is responsible to review sales incentive plans for inside and outside sales agents, new products to be offered to customers, and non-profit organization relationship; (3) a two person Legal Committee which is responsible to determine that the Company is utilizing the appropriate legal counsel for specific issues (e.g. SEC, employment, statutory, contractual, etc.), and to review all legal proceedings in which the Company is an actual or potential participant; and (4) a four person Technology Committee which is responsible for analyzing the implementation process of new product offerings and the impact of technological advances on the Company and its industry position, as well as for assisting management with the negotiation of new carrier contracts.

     Each officer serves at the discretion of the Board of Directors, subject to the terms of certain employment agreements described below.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid the Company's chief executive officer and each vice presidents of the Company for services rendered in 2000 and 2001 (collectively, the "Named Executive Officers"). See Item 13 below for a description of transactions involving a former president and currently an independent consultant, and certain of the Company's directors.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                                                                                ---------------------------------
                                             ANNUAL COMPENSATION   RESTRICTED     SECURITIES
                                             -------------------     STOCK        UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                  BASE($)    BONUS(S)     AWARDS     OPTIONS/SARS(#)   COMPENSATION($)
---------------------------                  --------   --------   ----------   ---------------   ---------------
Kenneth R. Kolek..................    2001   $116,550   $   -0-
  President and Chief Executive
  Officer
Stephen D. Halliday...............    2001   $575,499        --         --               --                --
  Former President and                2000   $600,000        --         --           27,296                --
  Chief Executive Officer
Philip G. Evans...................    2001   $ 55,577   $20,000
  Former Vice President               2000   $ 70,000   $25,000
David E. Grose....................    2001   $120,000   $25,000         --               --                --
  Former Vice President and           2000   $110,000   $15,000
  Chief Financial Officer
Kerry A. Smith....................    2001   $240,000   $60,000         --               --
  Former Vice President               2000   $215,000   $50,000         --               --                --

     The following table sets forth the information regarding the options granted to the Named Executive Officers of the Company in 2000 and 1999. There are no additional options granted.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANTS
                               -----------------------------------------------------
                                               PERCENT OF                              POTENTIAL REALIZABLE VALUE
                                NUMBER OF        TOTAL                                   AT ASSUMED ANNUAL RATES
                                SECURITIES    OPTIONS/SARS   EXERCISE                  OF STOCK PRICE APPRECIATION
                                UNDERLYING     GRANTED TO    OR BASE                         FOR OPTION TERM
                               OPTIONS/SARS   EMPLOYEE IN     PRICE      EXPIRATION    ---------------------------
NAME                            GRANTED(#)    FISCAL YEAR     ($/SH)        DATE        0%       5%         10%
----                           ------------   ------------   --------   ------------   ----   --------   ---------
Stephen D. Halliday..........     6,824            25%        $28.86    July 1, 2004   n/a    $14,174    $ 69,460
                                  6,824            25%        $28.86    July 1, 2005   n/a    $24,730    $ 96,100
                                  6,824            25%        $28.86    July 1, 2006   n/a    $35,813    $125,404
                                  6,824            25%        $28.86    July 1, 2007   n/a    $47,451    $157,638
Philip G. Evans..............       375            25%        $25.20    July 1, 2010   n/a    $ 5,943    $ 15,061
                                    375            25%        $25.20    July 1, 2010   n/a    $ 5,210    $ 12,833
                                    375            25%        $25.20    July 1, 2010   n/a    $ 4,512    $ 10,807
                                    375            25%        $25.20    July 1, 2010   n/a    $ 3,847    $  8,965
David E. Grose...............       375            25%        $25.20    July 1, 2010   n/a    $ 5,943    $ 15,061
                                    375            25%        $25.20    July 1, 2010   n/a    $ 5,210    $ 12,833
                                    375            25%        $25.20    July 1, 2010   n/a    $ 4,512    $ 10,807
                                    375            25%        $25.20    July 1, 2010   n/a    $ 3,847    $  8,965
Kerry A. Smith...............       750            25%        $25.20    July 1, 2010   n/a    $11,886    $ 30,122
                                    750            25%        $25.20    July 1, 2010   n/a    $10,420    $ 25,665
                                    750            25%        $25.20    July 1, 2010   n/a    $ 9,024    $ 21,614
                                    750            25%        $25.20    July 1, 2010   n/a    $ 7,694    $ 17,931

     During 2001, all options granted to Philip G. Evans and Kerry A. Smith were forfeited.

CONSULTING AGREEMENT WITH CEO

     During July 2001, the Board of Directors appointed Kenneth Kolek as the CEO of the Company and agreed that the Company would pay Mr. Kolek's consulting company $150 per hour for his time spent on Company business. The agreement may be terminated by either party on 30 days notice.

EMPLOYMENTS AGREEMENT WITH RELATED PARTIES

     As of May 26, 2000 (the "Commencement Date"), the Company entered into an amended and restated employment agreement with Stephen Halliday, then the Company's president and chief executive officer and a member of its board of directors (the "CEO Agreement"). That agreement carried an effective initial term of five years, measured from October 1998, and was subject to automatic one year extensions unless either party notified the other of an intention to terminate at the end of the then existing term. Under its principal provision Mr. Halliday was to receive an annual salary of $450,000 which was increased to $600,000 on October 1, 1999, as well as rights to receive and options to acquire shares of the Company's Common Stock. Pursuant thereto, as of July 1, 2000, the Company issued Mr. Halliday 4,549 shares of Common Stock of which 50% were then deemed to be vested and an additional 25% were to be vested on each of the two succeeding anniversary dates of the issuance. Further, Mr. Halliday was entitled to receive a cash bonus equal to whatever additional income tax resulted from the vesting of such shares and the payment of such bonus, as well as two separate options to acquire (a) 27,296 shares of Common Stock at an exercise price of $28.86/share, and (b) 2% of the Common Stock deemed outstanding, on a fully diluted basis, as of May 26, 2003, at an exercise price of $36.075.

     As a direct consequence of the shareholder action taken in July 2001, Mr. Halliday's status with the Company was modified and he chose to effect a good reason termination of the CEO Agreement. That action has led to the conduct of negotiations which remain ongoing as of the date of filing of this report. The Company is confident, however, that agreement with Mr. Halliday will shortly be reached under terms which will result in a cancellation of the CEO Agreement, an acknowledgment by the Company that it will pay Mr. Halliday monthly payments of $37,500, extending through December 2006, and the execution of an independent contractor agreement under which Mr. Halliday will provide the Company with a variety of substantive consulting services and will have certain of his expenses incurred, directly or indirectly, in the performance of such activities reimbursed by the Company.

     Effective as of January 1, 2001 (the "Effective Date"), the Company entered into a one-year employment agreement (the "V.P. Agreement") with Kerry A. Smith, its then Vice President of the Company. Pursuant to the V.P. Agreement, the Company was required to pay an annual base salary of $240,000 and a bonus of $35,000. The Company retained the right to terminate the V.P. Agreement during its term in exchange for a severance payment equal to four (4) months of base salary plus guaranteed bonus. The V.P. Agreement was terminated and all severance benefits were negotiated and agreed to in July 2001.

     Effective August 1, 2000, the Company entered into a two-year employment agreement (the "G.C. Agreement") with Philip G. Evans, its then Vice President & General Counsel. Pursuant to the G.C. Agreement, the Company was required to pay an annual base salary of $170,000 in year one, and $190,000 in year two and the V.P. was eligible to receive a bonus of up to $30,000 annually. The G.C. Agreement was terminated and all severance benefits were negotiated agreed to effective April 2001.

     Effective as of May 24, 1999, the Company entered into an employment agreement (the "C.B. Agreement") with its then Chairman of the Board, Tracy Freeny. The initial term of the C.B. Agreement was for five years, with automatic one-year extensions, and under its terms Mr. Freeny was entitled to receive an annual salary of $300,000.

     Effective as of August 31, 2001, the Company and Mr. Freeny entered into a Settlement Agreement under which (a) the C.B. Agreement was terminated, (b) each party waived all claims which it had asserted or might otherwise be able to assert against the other, expressly including Mr. Freeny's claim to approximately $3.2 million of distributions that had previously been declared to be payable to him, (c) Mr. Freeny resigned as a Company director, was awarded 1,000 share of Common Stock for his prior board service, and was appointed as an advisor to the Company's Board of Directors, (d) the Company agreed to pay him approximately $176,000 of earned but unpaid salary and to reimburse him for $45,000 of legal fees that he had incurred in defending himself against the shareholder derivative action that had been filed 2001 (see Item 3. Legal Proceedings), and in conducting other negotiations with the Company, and (e) the Company agreed to engage his services as an independent consultant to the Company. Under a separate Consulting Agreement, entered into as of that same date and effective for a term ending May 2004, Mr. Freeny agreed, as an independent contractor, to provide the Company with sales and marketing services and to engage in no competitive activities in exchange for a monthly remuneration of $25,000 and the reimbursement of certain expenses to be incurred by him in the performance of such services.

     Mr. Freeny and his wife also entered into a Voting Trust Agreement, dated September 1, 2001, with the Company and three identified trustees, including David Clark, a Company director, under which, for the same period as the pendency of the Consulting Agreement (or until their earlier sale), 119,157.89 shares of the Company's Common Stock owned by the Freenys jointly or individually, representing 14.14% of the Common Stock then outstanding, were deposited with the trustees, who were granted the right to vote the same, in the manner as determined by majority decision, upon all matters calling for shareholder action, but reserving to the Freenys the right to direct a vote with respect to certain corporate actions requiring stockholder action such as a merger under which the Company would not be the surviving entity, a sale of substantially all of its assets, or an amendment to the Company's Certificate of Incorporation.

STOCK AGREEMENTS

     Two former directors (Jay A. Selanlow and John B. Damoose) of the Company are parties to separate amended and restated stock agreements with the Company, each having an effective date of May 26, 2000 (the "Stock Agreements"). Thereunder, each former director was granted the right to receive stock bonuses, as well as options to acquire share of Common Stock. As of July 1, 2000, the Company issued 4,549 shares of Common Stock to each former director of which 50% were then deemed to be vested and an additional 25% were to be vested on each of the two succeeding anniversary dates of the issuance. Further, the directors were entitled to receive a cash bonus equal to whatever additional income tax resulted from the vesting of such shares and the payment of such bonus. In July 2001, the directors were not reelected to the board and therefore the rights to the stock bonus for 2002 was terminated.

TERMINATION AGREEMENT WITH A FORMER DIRECTOR

     In April 1998, a former director and Senior Vice President (Carl Thompson) of the Company resigned. In connection with such resignation, the Company entered into an agreement pursuant to which the former director was to receive
(a) $40,000 a month until all accrued and unpaid distributions ($995,952 as of the date of the agreement) had been paid, (b) and an additional $20,000 each month for the remainder of his life so long as he did not take any action significantly detrimental to or, during the period ending April 1999, in competition with the Company. The Company paid the former director the last of his accrued and unpaid distributions in March 2000. In September 2001, the Company suspended payments under the Agreement, asserting that the former director had breached the contract. As a result, the Company believes that it no longer has an obligation pursuant to this contract, and accordingly, the Company has removed this liability from its financial statements at December 31, 2001, and has recognized an extraordinary gain of approximately $2.1 million.

STOCK INCENTIVE PLAN

     In 1999, the Board of Directors approved a Stock Incentive Plan (the "Plan") and reserved for future issuance thereunder 40,000 shares of Common Stock ("Shares"). The Plan permits the granting of stock options and stock appreciation rights to employees, directors and consultants, and includes additional features (such as restricted shares and stock appreciation rights) that enhance the company's abilities in hiring, retaining and motivating key individuals. The Plan provides that it shall be administered by the compensation committee of the Board of Directors. The Plan may be amended without shareholder approval, except as specified in the Plan.

     The Board of Directors approved option grants to purchase up to 24,500 Shares effective July 1, 2000, of which options to purchase 6,000 Shares were granted to former officers and 18,500 were granted to non-officer employees.

     Subsequent to December 31, 2001 the Board of Directors elected to freeze this Plan and pursue new incentive packages for employees, directors, and consultants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of shares of the Company's common stock, $0.10 par value ("Common Stock"), as of December 31, 2001, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director of the Company, (c) each named executive officer (as defined in Item 6 below) and (d) all executive officers and directors as a group. The Company believes that each of such stockholders has the sole voting and dispositive power over the shares held by such stockholder except as otherwise indicated.

EXECUTIVE OFFICERS AND DIRECTORS:

                                                                  SHARES OWNED
                                                              --------------------
NAME                                                          NUMBER    PERCENTAGE
----                                                          -------   ----------
Ken Kolek...................................................      425         *
Danny Bannister.............................................       --         *
Arch Bonnema................................................       --         *
David Clark.................................................       --         *
Belarmino Gonzalez..........................................      227         *
Art Richardson..............................................      625         *
Loren Unruh.................................................      877         *
Albert Jones................................................    5,423         *
Loni Woodley................................................       --         *
All Executive Officers and Directors as a Group (9
  Persons)..................................................    7,577         *
Stephen D. Halliday.........................................   26,068       3.1
Tracy C. Freeny(1)..........................................  155,443      18.5
OTHER 5% STOCKHOLDERS:
Sharon Freeny(1)............................................  155,443      18.5
Jay Sekulow(2)..............................................   62,937      7.5%
Harvey Price................................................   50,000       5.9
Donald Price................................................   50,000       5.9

---------------

 *  Less than 1%

(1) Includes 153,243 shares held jointly by Mr. Freeny and his wife and 2,200 shares held by Mr. Freeny's minor son.

(2) Includes 35,653 shares held by Christian Advocates Serving Evangelism
    (CASE). Mr. Sekulow is the President and a Director of CASE.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All known relationships and related transactions have been disclosed in previous sections of this report. See Item 3 Legal Proceedings -- Other Pending Actions; Item 11 -- Executive Compensation, and Notes B (Related Party Transactions) and F (Notes Payable and Long-Term Debt -- Related Parties) to the Notes to the Consolidated Financial Statements in Item 8.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)1. Financial Statements

     See Item 8 of this Form 10-K

     2. Financial Statement Schedules

     Financial statement schedules have been omitted on the basis of their being inapplicable or not required or because the information called for thereby has been otherwise included in this Form 10-K

     3. Exhibits

     The exhibits listed in the Exhibit Index which follows the Company's Consolidated Financial Statements are filed as part of, or incorporated by reference into this Form 10-K.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Certificate of Incorporation of the Registrant (which is
               incorporated herein by reference to Exhibit 3.1 to
               Registrant's Form 10 registration statement, filed October
               15, 1999)
  3.2     --   Amended and Restated Bylaws of the Registrant (which are
               incorporated herein by reference to Exhibit 3.2 to
               Registrant's Form 10 registration statement, filed October
               15, 1999)
  4.1     --   Form of certificate representing shares of the Registrant's common stock (which are incorporated herein by reference to
               Exhibit 4.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
  4.2     --   Form of Type C Redemption Agreement (which are incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10 registration statement, filed October 15, 1999)
  4.3     --   Form of Type D Redemption Agreement (which are incorporated herein by reference to Exhibit 4.5 to Registrant's Form 10 registration statement, filed October 15, 1999)
  4.4     --   Form of Convertible Note (which are incorporated herein by reference to Exhibit 4.6 to Registrant's Form 10
               registration statement, filed October 15, 1999)
  4.5     --   Promissory Note dated April 20, 1999, payable by the
               Registrant to John Damoose (which are incorporated herein by reference to Exhibit 4.8 to Registrant's 2000 Form 10-K,
               filed April 16, 2001)
  9.1     --   Freeny Voting Trust Agreement, dated September 1, 2001, by and among the Registrant, Tracy C. Freeny and Sharon Freeny, as beneficiaries, and David Clark, Russell Beaty, and David
               Thompson, as trustees (which are incorporated herein by
               reference to Exhibit 10.30 to Registrant's 2001 Third
               Quarter Form 10-Q, filed December 28, 2001)
 10.1     --   Loan and Security Agreement dated as of February 4, 1999
               between the Registrant and Coast Business Credit (which are incorporated herein by reference to Exhibit 10.18 to
               Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.1.1   --   Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Registrant and Coast
               Business Credit (which are incorporated herein by reference to Exhibit 10.18.1 to Registrant's 2000 Form 10-K, filed
               April 16, 2001)
 10.1.2   --   Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Registrant and Coast Business
               Credit (which are incorporated herein by reference to
               Exhibit 10.8.2 to Registrant's 2000 Form 10-K, filed April
               16, 2001)
 10.1.3   --   Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast
               Business Credit
 10.2     --   Settlement Agreement, dated as of August 31, 2001, by and
               between the Registrant and Tracy C. Freeny (which are
               incorporated herein by reference to Exhibit 10.28 to
               Registrant's 2001 Third Quarter Form 10-Q, filed December
               28, 2001)
 10.3     --   Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which are
               incorporated herein by reference to Exhibit 10.29 to
               Registrant's 2001 Third Quarter Form 10-Q, filed December
               28, 2001)
 10.4     --   Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which are incorporated herein by reference to Exhibit 10.31 to
               Registrant's 2001 Third Quarter Form 10-Q, filed December
               28, 2001)
 10.5     --   Promissory Note dated September 1, 2001, payable by the
               Registrant to Tracy C. Freeny (which are incorporated herein by reference to Exhibit 10.32 to Registrant's 2001 Third
               Quarter Form 10-Q, filed December 28, 2001)
 10.6     --   Amended and Restated Employment Agreement, dated as of May
               24, 1999 between the Registrant and Stephen D. Halliday
               (which are incorporated herein by reference to Exhibit 10.3 to Registrant's 2000 Form 10-K, filed April 16, 2001)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.7     --   Reaffirmation of Commitments made in Employment Agreement
               between the Registrant and Stephen D. Halliday dated as of
               June 30, 1999 (which are incorporated herein by reference to
               Exhibit 10.8 to Registrant's 2000 Form 10-K, filed April 16,
               2001)
 10.8     --   Asset Purchase Agreement, dated as of April 30, 1999, among
               Hebron, the Company, Tracy Freeny, Carl Thompson and S. T.
               Patrick (which are incorporated herein by reference to
               Exhibit 10.13 to Registrant's 2000 Form 10-K, filed April
               16, 2001)
 10.9     --   Lease/License Agreement, dated as of April 30, 1999 between
               Hebron and the Company (which are incorporated herein by
               reference to Exhibit 10.14 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.10    --   Form of Promissory Note payable by the Company to Hebron
               (form to be used with respect to Switch Note and Internet
               Note) (which are incorporated herein by reference to Exhibit
               10.15 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.11    --   Promissory Note dated February 1, 1999, in the original
               principal amount of $2,274,416 payable by the Company to
               Hebron (which are incorporated herein by reference to
               Exhibit 10.16 to Registrant's 2000 Form 10-K, filed April
               16, 2001)
 10.12    --   Capital Stock Escrow and Disposition Agreement dated April
               30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner
               Warren & Rudy, P.A. (which are incorporated herein by
               reference to Exhibit 10.17 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.13    --   Letter Agreement dated as of December 31, 1999 between the
               Company And John Telling (which are incorporated herein by reference to Exhibit 10.24 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.14    --   Stock Incentive Plan (which are incorporated herein by
               reference to Exhibit 10.27 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 21.1     --   List of subsidiaries of the Company (which are incorporated herein by reference to Exhibit 21.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
 24.1     --   Power of Attorney

     (b) Reports on Form 8-K

     Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in Oklahoma City, State of Oklahoma on this 16th day of April 2002.

                                          AMERIVISION COMMUNICATIONS, INC.

                                          By:     /s/ KENNETH R. KOLEK
                                            ------------------------------------
                                                     Kenneth R. Kolek
                                            President, Chief Executive Officer
                                          and Chairman of the Board of Directors
                                              (Principal Executive Officer)

                                          By:       /s/ LONI WOODLEY
                                            ------------------------------------
                                                       Loni Woodley
                                            Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                         Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

               /s/ KENNETH R. KOLEK                  President, Chief Executive Officer    April 16, 2002
 ------------------------------------------------       and Chairman of the Board of
                Kenneth R. Kolek*                                 Directors


                 /s/ LONI WOODLEY                    Vice President and Chief Financial    April 16, 2002
 ------------------------------------------------     Officer (Principal Financial and
                  Loni Woodley*                              Accounting Officer)


                 /s/ ARCH BONNEMA                       Vice Chairman of the Board of      April 16, 2002
 ------------------------------------------------                 Directors
                  Arch Bonnema*


 *By:                /s/ LONI WOODLEY
        -----------------------------------------
                      Loni Woodley,
                     Attorney in Fact

                        AMERIVISION COMMUNICATIONS, INC.

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS
  AS OF DECEMBER 31, 2000 AND 2001, AND FOR THE YEARS ENDED DECEMBER 31, 1999,
                                 2000 AND 2001

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets.................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Statements of Stockholders' Deficiency.........  F-4
Consolidated Statements of Cash Flows.......................  F-5
Notes to Consolidated Financial Statements..................  F-6

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
AmeriVision Communications, Inc.
Oklahoma City, Oklahoma

     We have audited the accompanying consolidated balance sheets of AmeriVision Communications, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVision Communications, Inc. at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Cole & Reed P.C.

Oklahoma City, Oklahoma
April 9, 2002

                        AMERIVISION COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2000         2001
                                                              -----------   ---------
                                                              (RESTATED)
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................   $  1,104     $  1,743
  Accounts receivable, net of allowance for uncollectible
     accounts of $861 and $900 at December 31, 2000 and
     2001...................................................     14,341       10,944
  Prepaid expenses and other current assets.................        660          530
                                                               --------     --------
          TOTAL CURRENT ASSETS..............................     16,105       13,217
OTHER ASSETS
  Property and equipment, net...............................      5,360        2,939
  Net deferred income tax benefits..........................      3,100        2,310
  Covenants not to compete..................................      1,980        1,030
  Other assets..............................................        595          639
                                                               --------     --------
                                                                 11,035        6,918
                                                               --------     --------
          TOTAL ASSETS......................................   $ 27,140     $ 20,135
                                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Revolving line of credit..................................   $ 20,661     $ 18,573
  Accounts payable and accrued expenses.....................     12,383        8,891
  Accrued interest payable..................................         15           30
  Short-term notes payable to individuals...................        399          324
  Loans and notes payable to related parties, current
     portion................................................      3,446        2,737
  Current portion of other notes payable and capital lease
     obligations............................................      1,935        2,297
                                                               --------     --------
          TOTAL CURRENT LIABILITIES.........................     38,839       32,852
LONG-TERM DEBT TO RELATED PARTIES, net of current portion...      3,517        1,172
ACCRUED DISTRIBUTIONS TO RELATED PARTY......................      3,201           --
LONG-TERM DEBT, net of current portion......................      2,291          190
COMMON STOCK SUBJECT TO RESCISSION..........................      1,433        1,304
REDEEMABLE COMMON STOCK, carried at redemption value........      1,597        1,597
  Shares outstanding at December 31, 2000 and 2001: 15,537
STOCKHOLDERS' DEFICIENCY
  Common Stock -- par value $0.10 per share, authorized
     1,000,000 shares total issued and outstanding at
     December 31, 2000 and 2001: 838,927 and 840,352,
     respectively net of redeemable shares at December 31,
     2000 and 2001: 823,390 and 824,815, respectively.......         82           82
  Additional paid-in capital................................      9,207        9,275
  Unearned compensation.....................................       (125)         (14)
  Retained earnings (deficit)...............................    (32,902)     (26,323)
                                                               --------     --------
          TOTAL STOCKHOLDERS' DEFICIENCY....................    (23,738)     (16,980)
                                                               --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY....   $ 27,140     $ 20,135
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31
                                                              -----------------------------------
                                                                 1999         2000        2001
                                                              ----------   ----------   ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE
                                                                    AND PER SHARE AMOUNTS)
NET SALES...................................................   $114,661     $100,077     $80,764
OPERATING EXPENSES
  Cost of telecommunication services........................     54,519       44,000      34,416
  Selling, general and administrative expenses..............     47,645       45,285      36,682
  Depreciation and amortization.............................      2,899        3,881       2,752
                                                               --------     --------     -------
          TOTAL OPERATING EXPENSES..........................    105,063       93,166      73,850
                                                               --------     --------     -------
          INCOME FROM OPERATIONS............................      9,598        6,911       6,914
OTHER INCOME (EXPENSE)
  Interest expense and other finance charges................     (4,873)      (4,514)     (3,258)
  Interest expense and other finance charges to related
     parties................................................       (698)        (725)       (654)
  Loss on long-lived assets.................................       (103)        (575)     (1,052)
  Other income..............................................        277          108          72
                                                               --------     --------     -------
                                                                 (5,397)      (5,706)     (4,892)
                                                               --------     --------     -------
          INCOME BEFORE INCOME TAX EXPENSE..................      4,201        1,205       2,022
INCOME TAX EXPENSE..........................................      1,977          455         790
                                                               --------     --------     -------
          INCOME BEFORE CUMULATIVE EFFECT
          OF ACCOUNTING CHANGE AND EXTRAORDINARY GAIN.......      2,224          750       1,232
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX EFFECT OF
  $45.......................................................         --           57          --
  EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
  LONG-TERM OBLIGATION, NET OF TAX EFFECT OF $-0-...........         --           --       2,146
                                                               --------     --------     -------
          NET INCOME........................................   $  2,224     $    807     $ 3,378
                                                               ========     ========     =======
BASIC EARNINGS PER SHARE
  Income before cumulative effect of accounting change and
     extraordinary gain.....................................   $   2.83     $   0.96     $  1.49
  Cumulative effect of accounting change....................         --         0.07          --
  Extraordinary gain........................................         --           --        2.60
                                                               --------     --------     -------
       Net income...........................................   $   2.83     $   1.03     $  4.09
                                                               ========     ========     =======
DILUTED EARNINGS PER SHARE
  Income before cumulative effect of accounting change and
     extraordinary gain.....................................   $   2.35     $   0.78     $  1.27
  Cumulative effect of accounting change....................         --         0.06          --
  Extraordinary gain........................................         --           --        2.21
                                                               --------     --------     -------
          Net income........................................   $   2.35     $   0.84     $  3.48
                                                               ========     ========     =======
  Weighted average number of shares outstanding
     Basic earnings per share...............................    823,390      823,390     825,468
                                                               ========     ========     =======
     Diluted earnings per share.............................    947,531      963,521     969,432
                                                               ========     ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                            NONREDEEMABLE
                                             COMMON STOCK
                                          ------------------   ADDITIONAL                  RETAINED
                                          NUMBER OF             PAID-IN       UNEARNED     EARNINGS
                                           SHARES     AMOUNT    CAPITAL     COMPENSATION   (DEFICIT)     TOTAL
                                          ---------   ------   ----------   ------------   ---------   ----------
                                                               (RESTATED)                              (RESTATED)
                                                                  (DOLLARS IN THOUSANDS)
BALANCE AT JANUARY 1, 1999 (Restated)...   823,390     $82       $8,033        $(465)      $(36,077)    $(28,427)
  Expiration of potential rescission
     claims on nonredeemable common
     stock (restated)...................        --      --          972           --             --          972
  Decrease in redemption value of
     redeemable common stock............        --      --           --           --            102          102
  Shares reserved for detachable stock
     warrants issued with convertible
     notes..............................        --      --          158           --             --          158
  Vesting of restricted stock awards and
     stock options......................        --      --           38          148             --          186
  Net income............................        --      --           --           --          2,224        2,224
                                           -------     ---       ------        -----       --------     --------
BALANCE AT DECEMBER 31, 1999
  (Restated)............................   823,390      82        9,201         (317)       (33,751)     (24,785)
  Expiration of potential rescission
     claims on nonredeemable common
     stock (restated)...................        --      --           63           --             --           63
  Decrease in redemption value of
     redeemable common stock............        --      --           --           --             42           42
  Vesting of restricted stock awards and
     stock options......................        --      --          (57)         192             --          135
  Net income............................        --      --           --           --            807          807
                                           -------     ---       ------        -----       --------     --------
BALANCE AT DECEMBER 31, 2000
  (Restated)............................   823,390      82        9,207         (125)       (32,902)     (23,738)
  Expiration of potential rescission
     claims on nonredeemable common
     stock..............................        --      --          129           --             --          129
  Shares issued upon exercise of stock
     warrants...........................     3,800      --           --           --             --           --
  Vesting of restricted stock awards and
     stock options......................        --      --            8           42             --           50
  Forfeiture of stock awards............    (2,375)     --          (69)          69                          --
  Cancelation of distributions payable
     to related party...................        --      --           --           --          3,201        3,201
  Net income............................        --      --           --           --          3,378        3,378
                                           -------     ---       ------        -----       --------     --------
BALANCE AT DECEMBER 31, 2001............   824,815     $82       $9,275        $ (14)      $(26,323)    $(16,980)
                                           =======     ===       ======        =====       ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $ 2,224   $   807   $ 3,378
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation of property and equipment....................    1,890     2,661     1,802
  Amortization of intangible assets.........................    1,009     1,220       950
  Impairment loss and losses on disposal of long-lived
    assets..................................................      103       604     1,086
  Deferred income tax expense (benefit).....................    1,977       500       790
  Issuance of detachable stock warrants.....................      158        --        --
  Stock compensation expense................................      186       192        50
  Cumulative effect of accounting change, net of tax
    effect..................................................       --       (57)       --
  Extraordinary gain on extinguishment of long-term
    obligation..............................................       --        --    (2,146)
  Changes in assets and liabilities:
    Decrease (increase) in operating assets:
      Accounts receivable...................................     (685)    2,402     3,397
      Receivables from related parties......................      152        --        --
      Prepaid expenses and other assets.....................      709       (35)      321
    Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses.................   (7,503)   (1,646)   (3,727)
      Accounts payable to related parties...................   (1,597)       --        --
      Interest payable......................................     (287)       10        15
                                                              -------   -------   -------
        NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES..........................................   (1,664)    6,658     5,916
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (3,338)   (2,608)     (510)
  Proceeds from sale of property and equipment..............       --        20        43
  Proceeds from sale of asset held for disposal.............      522        --        --
  Investment in television pilot............................       --      (285)       --
  Release of investments pledged............................       10        --        --
                                                              -------   -------   -------
        NET CASH USED IN INVESTING ACTIVITIES...............   (2,806)   (2,873)     (467)
FINANCING ACTIVITIES
  Proceeds of loans from related parties....................      262        --        --
  Repayments of loans and other obligations to related
    parties.................................................   (1,297)   (1,119)     (908)
  Net increase (decrease) in borrowings under line of credit
    arrangements............................................   12,916      (219)   (2,088)
  Loan closing fees paid....................................     (345)     (150)       --
  Proceeds from notes payable and long-term debt............    2,553        44        50
  Repayment of notes and leases payable.....................   (4,510)   (2,207)   (1,789)
  Repayment of short-term notes payable to individuals......   (4,715)      (21)      (75)
  Accrued returns of capital paid to related party..........      (24)       --        --
  Redemptions of common stock...............................      (14)       --        --
                                                              -------   -------   -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...    4,826    (3,672)   (4,810)
                                                              -------   -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      356       113       639
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      635       991     1,104
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   991   $ 1,104   $ 1,743
                                                              =======   =======   =======
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest and other finance charges paid...................  $ 5,539   $ 4,883   $ 3,706
                                                              =======   =======   =======
  Income taxes paid (refunded)..............................  $    60   $   (60)  $    --
                                                              =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Exchange of short-term loans for subordinated promissory
    notes...................................................  $    --   $   133   $    --
                                                              =======   =======   =======
  Assets acquired by incurring capital lease obligations....  $   351   $   262   $    --
                                                              =======   =======   =======
  Assets acquired by incurring capital lease obligations and
    notes payable to related parties........................  $ 2,983   $    --   $    --
                                                              =======   =======   =======
  Exchange of investment in common stock and note receivable
    for lease of telemarketing facility.....................  $   578   $    --   $    --
                                                              =======   =======   =======
  Conversion of trade payables to related party to notes
    payable to related party................................  $ 1,635   $    --   $    --
                                                              =======   =======   =======
  Termination settlement obligations to former officer and
    employees...............................................  $ 3,834   $    --   $    --
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

                        AMERIVISION COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Description of Business: AmeriVision Communications, Inc. (the "Company") was incorporated in Oklahoma on March 15, 1991. The Company provides long distance telecommunications services to subscribers throughout the United States, and completes subscriber calls to all directly dialable locations worldwide. The Company is a predominantly switchless long distance reseller, and obtains its switching and long haul transmission from several different carriers. The Company also provides services through owned switches.

     Principles of Consolidation: The Company owns 100% of the common stock of AmeriTel Communications, Inc. and AmeriVision Network, Inc. Neither of these companies has any operations nor any assets or liabilities.

     Accounting Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash Equivalents: The Company defines cash equivalents as highly liquid, short-term investments with an original maturity of three months or less. Investments pledged as collateral for loans are not considered cash equivalents.

     Accounts Receivable: The Company bills its customers either directly, through billing agreements with Local Exchange Carriers ("LEC"), or through unrelated billing and collection companies, collectively referred to as the Billing Agents, which bill the customer through LECs with which the Company does not have a LEC billing agreement. At December 31, 2000 and 2001, approximately 75% and 60%, respectively, of the Company's total accounts receivable were from LECs or Billing Agents.

     Property and Equipment: Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives range from three to seven years. Maintenance and repairs are charged to expense as incurred.

     Advertising Costs: Advertising and marketing costs are expensed as incurred, and totaled approximately $4,640, $3,772, and $1,293 during the years ended December 31, 1999, 2000 and 2001, respectively.

     Revenue Recognition: The Company recognizes telecommunications revenues when the Company's customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Revenues are also recognized on monthly fees for certain rate plans. Income from prepaid telephone calling cards is recognized as the telephone service is utilized. Income from internet service is recognized in the month that the service is provided.

     Payments to Non-profit Organizations: The Company enlists the support of non-profit organizations to promote the Company's services in return the Company pays approximately 10% of a customer's eligible long distance collected revenues to a non-profit organization. This payment is included in selling, general and administrative expenses.

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

                        AMERIVISION COMMUNICATIONS, INC.

individual customer. There are no significant concentrations of revenues or accounts receivable among individual customers.

     The Company maintains deposits at financial institutions that at times exceed federally insured limits. Management does not believe there is any significant risk of loss associated with this concentration of credit.

     Redeemable and Nonredeemable Common Stock: Redeemable common stock is carried at its redemption value. As the redemption options expire, as more fully discussed in Note H, the principal amounts invested by the individual stockholders are reclassified as nonredeemable common stock. Nonredeemable common stock consists of stock issued to certain officers upon formation of the Company, and to other stockholders with whom the Company had not executed a redemption agreement. Nonredeemable common stock also includes the principal amounts invested by stockholders whose redemption options have expired. As discussed in Notes H and I, certain of the Company's nonredeemable common stock is characterized as Common Stock Subject to Rescission in the Company's consolidated balance sheets.

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

     Earnings Per Share: The Company presents basic and diluted earnings per share. Basic earnings per share is computed by dividing earnings available to nonredeemable common stockholders by the weighted average number of nonredeemable shares outstanding during the year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential nonredeemable common stock had been converted to nonredeemable common stock. Potential nonredeemable common stock includes redeemable common stock, stock warrants, stock options and convertible notes payable.

     Retirement Plan: In September 2000, the Company established a 401-k retirement plan for its employees. All employees meeting certain age and service requirements are eligible to participate in the plan. The Company may make discretionary profit-sharing contributions to the plan. No such contributions were made in 2000 or in 2001.

     Fair Values of Financial Instruments: The carrying values of cash and cash equivalents, short and long-term debt and redeemable common stock were used by the Company as their approximate estimate of fair value.

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

                        AMERIVISION COMMUNICATIONS, INC.

directors. The Company has reported the cumulative effects of this change in accounting principle in its statement of operations for the year ended December 31, 2000.

     Accounting Standards Issued Not Yet Adopted: During the year ended December 31, 2001, the Financial Accounting Standards Board (FASB) issued the following Statements of Financial Accounting Standards (SFAS) that have not yet been adopted by the Company, because the required implementation date is not until 2002:

SFAS No. 142  Goodwill and Other Intangible Assets
SFAS No. 143  Accounting for Asset Retirement Obligations
SFAS No. 144  Accounting for Impairment or Disposal of Long-Lived Assets

     The Company does not believe that adoption of these accounting standards will have a significant effect on the financial position or results of operations of the Company.

     Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the presentation used in the current year.

NOTE B -- RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2001, the Company entered into a Settlement Agreement with the former Chairman of the Board of Directors. The Settlement Agreement dismissed with prejudice to re-filing the Company's litigated and unlitigated claims against the former Chairman. The Company did agree to pay deferred compensation totaling $176 and attorney fees up to $45. However, the Settlement Agreement required the former Chairman to release and cancel all claims for declared but unpaid distributions (totaling $3,201), resign as an employee and a member of the Board of Directors, release all claims related to his existing employment agreement, and placed restrictions on voting privileges of his Common Stock. The Company also entered into a Consulting Agreement with former Chairman to provide sales and marketing assistance. The Consulting Agreement requires the Company to make monthly payments of $25 plus reimburse certain business expenses. The Consulting Agreement expires May 24, 2004.

     In 1998, the Company entered into a Termination Agreement with a former director/Senior Vice President. The Termination Agreement required the Company to pay accrued distributions, totaling $935 at the time of his resignation, in the amount of $40 per month. All such accrued distributions were paid in full during the year ended December 31, 2000. The Termination Agreement further obligated the Company to pay the former Senior Vice President $20 per month for the remainder of his life. In exchange the former Senior Vice President agreed to (1) not compete with the Company for one year from the date of the agreement,
(2) take no actions significantly detrimental to the Company (other than competition), and (3) waive any claims against the Company as of the date of the agreement. The Company recorded a liability and an asset for $2,184. The amount was based on the present value of the obligation over the expected life of the former Senior Vice President at the date of the agreement. The asset was amortized over the term of the covenant not to compete.

     In September 2001, the Company suspended payments under the Termination Agreement, asserting that the former Senior Vice President had breached the contract. As a result, the Company believes that it no longer has an obligation pursuant to this contract, and accordingly, the Company has removed this liability from its financial statements at December 31, 2001, and has recognized an extraordinary gain of $2,146.

                        AMERIVISION COMMUNICATIONS, INC.

     Effective February 1, 1999, the Company and an Affiliate entered into an asset purchase agreement (the "APA"). Under the terms of the APA, the Company agreed to:

          (1) pay the Affiliate for all expenses the Affiliate incurred prior to January 31, 1999, related to the switch network, and convert the balance owed to Affiliate for telecommunications services previously provided, totaling approximately $2,300, to a note payable,

          (2) reimburse the Affiliate for its costs and expenses incurred on the Company's behalf in connection with the development of an internet service product, totaling approximately $584, and acquire the rights to the assets and assume all of the related lease obligations incurred by the Affiliate in connection with the internet service product, totaling approximately $1,200, and

          (3) purchase all of the switch assets at their net book value, assume all of the related switch lease obligations totaling approximately $1,300, and issue a note payable to the Affiliate for the net amount of $567.

     In connection with the APA, the Company issued a promissory note payable to the Affiliate totaling approximately $2,300 for item (1) discussed above. This note payable has been subordinated to the Company's credit facility described in Note D. Effective April 1, 2000, the APA was closed, and the Company issued notes payable for the internet and switch assets, which were also subordinated to the Company's credit facility.

     The $2,300 note payable matured on August 1, 2000; however, due to limitations on the Company's ability to repay the note under the subordination, the Company is now in default on this note payable. As a result of the default, the interest rate on the note was increased to 18%.

     Pursuant to a lease license agreement between the Company and the Affiliate, the Company assumed operations of the switch and internet assets effective February 1, 1999. Under the terms of the lease license agreement, the Company and the Affiliate agreed the Affiliate would transfer to the Company custody and control of the switch and internet assets, and the Company shall hold and operate such assets as if the Company owned the assets. The terms of the lease license agreement also provided that the Company will assume all of the rights and obligations associated with owning and operating the switch and internet assets. The lease license agreement also provides that the Company will pay the Affiliate a monthly fee equal to the amount of interest that is payable on the switch and internet assets. Accordingly, the Company has recorded the assets and the related lease and note payable obligations in its financial statements effective February 1, 1999, and the statement of operations from February 1999 forward reflect the costs of operating those switches and internet assets.

     The Company also leases office space from the Affiliate mentioned above. The total lease expense and related commitments are included in the non-cancelable operating lease disclosures in Note I below. The total amount paid to the Affiliate related to the lease of this office space for the years ended December 31, 1999, 2000, and 2001 was $583, $585, and $528, respectively.

     In December 1999, the Company entered into a Termination Agreement with a former director. In connection with this Termination Agreement, the Company agreed to pay the former employee $1,359 over four (4) years, in exchange for the employee agreeing not to compete with the Company over that term. The Company accrued the present value of this obligation and is amortizing the covenant not to compete over the term of the Termination Agreement.

     The Company does have existing agreements with non-profit organizations that are affiliated with two former members of the Board of Directors. The agreements require the payment of specific amounts in exchange for the promotion of the Company's products and services. The total amounts paid to these organizations for the years ended December 31, 1999, 2000, and 2001 were $3,190, $2,615, and $990, respectively.

                        AMERIVISION COMMUNICATIONS, INC.

     During the year ended December 31, 2001, the Company paid its current Board of Directors for their services on a monthly basis. The total expense related to the fees due to the Board of Directors for the year ended December 31, 2001 was $114.

     During the year ended December 31, 2001, the Company entered into a consulting agreement with a member of the Board of Directors. The agreement is for managerial supervision and organizational development consulting. The total consulting fee related to this agreement for the year ended December 31, 2001 was $117.

     The Company is currently negotiating a Consulting Agreement with the former CEO of the Company which would replace the former CEO's employment agreement. The Company believes the terms of the Consulting Agreement will require the Company to pay the former CEO $37.5 per month, plus certain business related expenses through December 2006.

NOTE C -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31
                                                              ----------------
                                                               2000      2001
                                                              -------   ------
Computer and telephone equipment............................  $ 7,090   $7,769
Software development costs..................................    1,487      203
Leasehold improvements......................................      958      976
Other fixed assets..........................................      572      491
                                                              -------   ------
                                                               10,107    9,439
Less accumulated depreciation...............................    4,747    6,500
                                                              -------   ------
                                                              $ 5,360   $2,939
                                                              =======   ======

     The total cost of all assets held under capital lease obligations was $4,130 at both December 31, 2000 and 2001. Accumulated depreciation of leased equipment was approximately $3,078 and $3,469 at December 31, 2000 and 2001, respectively. Depreciation expense on property and equipment, including depreciation on assets held under capital leases, was approximately $1,890, $2,661, and $1,802 during the years ended December 31, 1999, 2000, and 2001, respectively.

     In October 1999, the Company began a project to develop a new billing system. The Company utilized a third-party contractor to develop the software. In November 2000, the Company terminated the contract with the contractor and began action with the contractor in attempts to have them voluntarily rescind all amounts that the Company paid to the contractor, totaling approximately $1,000. During 2001, the Company determined that recovery of the payments was not probable. During the year ended December 31, 2000 and 2001 the Company expensed $575 and $1,052, respectively. Also during 2001 the Company placed identifiable assets of approximately $435 into production and began depreciating these assets.

NOTE D -- LINE OF CREDIT ARRANGEMENT

     The Company has a line of credit facility (the "Credit Facility") with a financial institution. Borrowing availability is based upon collections multiples and earnings ratios, subject to the maximum line of credit. The maximum amount of the Credit Facility is $28,500. The outstanding balance at December 31, 2000 and 2001 was $20,661 and $18,573, respectively.

     The Credit Facility matures on January 30, 2003, and carries an interest rate of prime plus 3.5%, with a contractual floor of 9.0%. The stated interest rate at December 31, 2001 was 9.0%. The weighted average

                        AMERIVISION COMMUNICATIONS, INC.

effective interest rates in 2000 and 2001, which include amortization of loan origination costs, were 15.4% and 11.8% respectively. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable and the Company's customer base.

     In connection with closing the Credit Facility, several of the Company's creditors agreed to subordinate the Company's obligations to them in favor of the financial institution. Repayment of these obligations is limited as specified in the loan and security agreement. The total outstanding debt owed to subordinated creditors as of December 31, 2001, was approximately $5,132.

     The Credit Facility contains various financial and other covenants with which the Company must comply, including a minimum net worth requirement, restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors. At December 31, 2001, the Company is in compliance with, or has obtained a waiver for all of its financial covenants.

NOTE E -- SHORT-TERM NOTES PAYABLE TO INDIVIDUALS

     Convertible Notes Payable: In 1995, the Company issued promissory notes payable to approximately seventy-five (75) individuals, substantially all of which are convertible to common stock at the Company's option. These notes generally have no specified maturity date and accrue interest at 10%, which is paid quarterly. The individual notes contain varying terms with regard to the conversion agreements. At December 31, 2000 and 2001, the balance of the notes was $399 and $324, respectively.

     Other Notes Payable: The Company has other notes payable due to individuals with various due dates. The notes accrue interest at 11% and are subordinated to the financial institution. At December 31, 2000 and 2001, the balance of the notes was $177 and 137, respectively.

                        AMERIVISION COMMUNICATIONS, INC.

NOTE F -- NOTES PAYABLE AND LONG-TERM DEBT

  RELATED PARTIES

     Notes payable and long-term debt to related parties consist of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Accrued termination obligation payable to a former officer,
  effective April 1998, payment terms of $20 per month with
  an imputed interest rate of 11.25% over his estimated life
  at the date of the agreement, unsecured (see Note B)......  $2,153   $   --
Accrued payable to former officer, effective December 1999,
  payment terms of $42 per month beginning in January 2000,
  and $21 per month beginning January 2001 through May 2004,
  imputed interest rate of 11.75%, unsecured................     704      524
Accrued payable to an affiliate, effective January 1999,
  payment terms of $33 per month beginning in January 2000
  through December 2001, imputed interest rate of 11.75%,
  unsecured.................................................     372       --
Accrued payable to an affiliate, effective January 1999,
  payment terms of $9 per month beginning in January 2000
  through December 2001, imputed interest rate of 11.75%,
  unsecured.................................................      96       --
Note payable to an affiliate, dated July 1997, unsecured,
  subordinated to the Credit Facility(1)....................     850      850
Note payable to a former Company director, dated June 2,
  1998, unsecured, subordinated to Credit Facility(2).......     100       50
Note payable to an affiliate, dated February 1, 1999, with
  an original principal amount of $2,274, interest rate of
  12.5% through November 1999, increased to 16.25% effective
  December 1999 and currently 18% (see Note B), subordinated to Credit Facility, monthly interest only payments plus
  specified prepayments of principal not to exceed $1,234
  through March 2000, matured August 1, 2000, secured by
  50,000 shares of Company common stock owned by a
  stockholder...............................................   1,537    1,334
Note payable to an affiliate, effective April 1, 2000,
  initial interest rate of 12.5% and currently 18% (see Note
  B), interest only payments for 12 months, matured October
  1, 2000...................................................     567      567
Note payable to an affiliate, effective April 1, 2000,
  initial interest rate of 12.5% and currently 18% (see Note
  B), interest only payments for 12 months, matured October
  1, 2000...................................................     584      584
                                                              ------   ------
                                                               6,963    3,909
Amounts due within one year.................................   3,446    2,737
                                                              ------   ------
                                                              $3,517   $1,172
                                                              ======   ======

---------------

(1) In April 1999, the note payable was restructured. The new note provided for additional advances of approximately $260, bringing the total outstanding balance to $850, and monthly interest only payments at 10% for five years, with the unpaid principal due at maturity in April 2004. The lender has the option to convert the note to common stock at a per share price equal to the lower of (1) the fair market value of the common stock on January 1, 1998, as determined by an appraisal, or (2) the lowest publicly traded price of the common stock three months following the establishment of a public trading market for the common stock. The terms of the agreement also provide for the Company to issue the affiliate warrants to purchase 3,400 shares of Company common stock at a strike price of $0.01 per share. In connection with

                        AMERIVISION COMMUNICATIONS, INC.

    the warrants, the Company valued the warrants using a minimum value of $41.50 dollars per share. The value was based upon an appraised value of the Company's common stock as of June 30, 1999. The Company does not believe that the appraised value of its common stock as of June 30, 1999 differed significantly from what the results of an appraisal in April 1999 would have been. Accordingly, the Company recorded paid-in-capital and a corresponding charge to interest and other financing charges of $141 for the stock warrants. As a result of the stated interest rate in the note and the costs associated with the warrants, the effective interest rate of this agreement is 15.7%. In March 2001, the affiliate exercised the warrants, and the Company issued 3,400 shares of Common Stock to the affiliate.

(2) The note payable to the former Company director was also restructured in April 1999. The balance was paid down to $100, and the new payment terms provide for monthly interest only payments at 10%, with the unpaid principal due in April 2001. The note may be extended for an additional three years at the option of the lender. In April 2001, the Company repaid $50 to this former director, but was restricted under the terms of the Credit Facility from making any additional payments. This note also contains conversion options similar to the ones described above. The terms of the agreement also provide for the Company to issue the director warrants to purchase 400 shares of Company common stock at a strike price of $0.01 per share. In connection with the warrants, the Company valued the warrants using a minimum value of $41.50 dollars per share, based upon the same appraisal described above. Accordingly, the Company recorded paid-in-capital and a corresponding charge to interest and other financing charges of $17 for the stock warrants. As a result of the stated interest rate in the note and the costs associated with the warrants, the effective interest rate of this agreement is 15.9%. In March 2001, the former director exercised the warrants, and the Company issued 400 shares of Common Stock to the former director.

  OTHER NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     Notes payable, long-term debt and capital lease obligations to others consists of the following:

                                                                DECEMBER 31
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Notes payable to individuals, maturing from February 2002 to
  May 2006, with effective interest rates ranging from
  approximately 9% to 58% One note is secured by 50,000
  shares of Common Stock owned by the former Chairman.
  Certain notes are subordinated to the financial
  institution and unsecured.................................  $2,355   $1,914
Accrued obligations payable to former salesmen, effective at various dates from June 1999 through September 1999,
  aggregate monthly payments of $46 per month with imputed
  interest rate of 10.5%, maturing at various dates from
  April 2002 through September 2002, unsecured..............     804      385
Capital lease obligations for telephone system and
  equipment, effective February 1997 with subsequent
  amendments, effective interest rates ranging from 12% to
  21.5%, payable in monthly installments ranging from $16 to
  $39 through dates ranging from June 2001 to August 2002...     916
Other notes payable and capital lease obligations...........     151       68
                                                              ------   ------
                                                               4,226    2,487
Amounts due within one year.................................   1,935    2,297
                                                              ------   ------
                                                              $2,291   $  190
                                                              ======   ======

                        AMERIVISION COMMUNICATIONS, INC.

     Future maturities of notes payable and long-term debt as of December 31, 2001, are as follows:

                                                             RELATED
                                                             PARTIES   OTHERS   TOTAL
                                                             -------   ------   ------
2002.......................................................  $2,737    $2,297   $5,034
2003.......................................................     225        53      278
2004.......................................................     947        56    1,003
2005.......................................................      --        71       71
2006.......................................................      --        10       10
                                                             ------    ------   ------
                                                             $3,909    $2,487   $6,396
                                                             ======    ======   ======

NOTE G -- INCOME TAXES

     Income tax expense from continuing operations consists of the following:

                                                               1999    2000   2001
                                                              ------   ----   ----
Current
  Federal and state.........................................  $   --   $ --   $ --
Deferred
  Federal and state.........................................   1,977    455    790
                                                              ------   ----   ----
                                                              $1,977   $455   $790
                                                              ======   ====   ====

     At December 31, 2001, the Company has net operating loss carryforwards totaling approximately $3,400 that may be used to offset future taxable income. These net operating loss carryforwards expire in the years 2009 through 2014.

     Income tax expense from continuing operations for the years ended December 31, 1999, 2000, and 2001, differs from the expected rate of 34% for the following reasons:

                                                                 PERCENTAGES
                                                              ------------------
                                                              1999   2000   2001
                                                              ----   ----   ----
Federal income tax at statutory rate........................  34.0   34.0   34.0
Expenses (income) not subject to income taxes...............   2.3   (1.9)  (0.6)
Change in valuation allowance...............................   5.1     --     --
State income taxes, net.....................................   5.7    5.7    5.7
                                                              ----   ----   ----
                                                              47.1   37.8   39.1
                                                              ====   ====   ====

                        AMERIVISION COMMUNICATIONS, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Tax effect of temporary differences:
  Allowance for uncollectible receivables...................  $  345   $  360
  Deferred telemarketing costs..............................     195       --
  Accrued termination obligation............................     865       --
  Depreciable assets........................................     275      360
  Loss carryforwards........................................   2,214    1,650
  Other items...............................................      71      (60)
                                                              ------   ------
Net deferred tax assets.....................................   3,965    2,310
Less valuation allowance....................................    (865)      --
                                                              ------   ------
  Net deferred tax asset....................................  $3,100   $2,310
                                                              ======   ======

     At December 31, 2000, the Company had provided a valuation allowance of $865, for the tax effects of the accrued termination obligation to the former Senior Vice President. This valuation allowance was removed when the Company removed the related obligation, as discussed in Note B.

     The Company believes that the improvements in its operating results in 1999, 2000 and 2001, as discussed in Note J, provide sufficient positive evidence to indicate that it is more likely than not that it will realize the net deferred tax benefit of $2,310 recorded in the financial statements. The Company's actual operating results in 1999, 2000, 2001, and projections for future taxable income provide for full utilization of the deferred tax asset, net of the valuation allowance, over the periods in which the temporary differences are anticipated to reverse.

     The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon a number of factors, including competitive pressures on sales and margins in the telecommunications industry, management's ability to contain expenses, the Company's ability to acquire and retain new customers, and other factors which are beyond management's ability to control. There can be no assurance that the Company will meet its expectations for future taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets at December 31, 2001. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE H -- REDEEMABLE AND NONREDEEMABLE COMMON STOCK

     From time to time, the Company entered into various agreements with certain of its shareholders pursuant to which the Company agreed, upon request of one or more of such shareholders, to redeem the shares of Common Stock owned by such shareholder. While the Company's Certificate of Incorporation authorizes the Company to issue a single class of Common Stock, the Company has, for financial accounting purposes, segregated its Common Stock into two distinct groups, redeemable and nonredeemable. Of the 840,352 shares of Common Stock outstanding at December 31, 2001, 15,537 shares are characterized as redeemable common stock and 824,815 shares are characterized as nonredeemable common stock.

     The Company has entered into four variations of the redemption agreements, which it classifies as Type A, Type B, Type C and Type D. Generally, each redemption agreement provides that the shares of Common Stock shall be repurchased for an amount that gives the shareholder a specified rate of return based on the

                        AMERIVISION COMMUNICATIONS, INC.

length of time the shareholder owned such shares. All of the Type A and Type B agreements have now expired pursuant to their terms.

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

     During the years ended December 31, 1999, 2000 and 2001, substantially all of the outstanding Type D redeemable common stock had been outstanding for over three years. Accordingly, the redemption price was based upon the formula specified in the Type D redemption agreements for stock held over three years. Application of the formula to the carrying amount of Type D redeemable common stock resulted in a net reduction of the redemption price of approximately $102, $42, and $-0-, respectively, during the years ended December 31, 1999, 2000, and 2001.

     At December 31, 2000 and 2001, the carrying amount of redeemable common stock is as follows:

                                                               2000     2001
                                                              ------   ------
Principal amount invested by stockholders...................  $1,492   $1,492
Accumulated accretion of agreed upon redemption price, net
  of periodic returns of capital paid to the stockholders...     105      105
                                                              ------   ------
                                                              $1,597   $1,597
                                                              ======   ======

     The carrying amounts of redeemable common stock applicable to the various types of redemption agreements were as follows at December 31, 2000 and 2001:

                                                               2000     2001
                                                              ------   ------
Type C redemption agreements................................  $  237   $  237
Type D redemption agreements................................   1,360    1,360
                                                              ------   ------
                                                              $1,597   $1,597
                                                              ======   ======

     A summary of activity of redeemable common stock during each of the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              1999     2000     2000
                                                             ------   ------   ------
Balance at beginning of period.............................  $1,755   $1,639   $1,597
Redemptions of redeemable common stock.....................     (14)      --       --
Change in redemption value of redeemable common stock......    (102)     (42)      --
                                                             ------   ------   ------
Balance at end of period...................................  $1,639   $1,597   $1,597
                                                             ======   ======   ======

     As discussed in Note I, certain of the Company's nonredeemable common stock may be subject to rescission by the stockholders because of the Company's failure to comply with state securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the

                        AMERIVISION COMMUNICATIONS, INC.

Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency. A summary of the common stock subject to rescission and reclassifications to stockholders' deficiency is as follows:

Balance at January 1, 1999..................................  $2,468
Amount reclassified to stockholders' deficiency.............    (972)
                                                              ------
  Balance at December 31, 1999..............................   1,496
Amount reclassified to stockholders' deficiency.............     (63)
                                                              ------
  Balance at December 31, 2000..............................   1,433
Amount reclassified to stockholders' deficiency.............    (129)
                                                              ------
  Balance at December 31, 2001..............................  $1,304
                                                              ======

     As discussed in Note N to the financial statements, the amounts reported above have been restated from the amounts reported in the Company's prior period financial statements.

NOTE I -- COMMITMENTS AND CONTINGENCIES

  VIOLATIONS OF FEDERAL AND STATE SECURITIES LAWS

     In 1995, the Company determined that it may not have registered its securities with the Securities and Exchange Commission (the "Commission") when it was obligated to do so under Federal securities laws, consequently, it may have engaged in the sale or delivery of unregistered securities in violation of the Federal securities laws. On July 30, 1998, the Commission issued a cease-and-desist order which stated that (a) the Company, the two founders and an affiliate had violated Sections 5(a) and 5(c) of the Securities Act; (b) the Company had violated Section 12(g) of the Exchange Act and Rule 12g-1; and (c) the two founders had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1. The Commission ordered the Company, the two founders, and an affiliate to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. The Commission did not order any monetary penalties, fines, sanctions, or disgorgement against the Company, the two founders, an affiliate or anyone else associated with the Company or any of the other parties.

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

     Each of the states in which the Company has effected sales of common stock has its own securities laws, which likely have equal applicability to the Company's activities discussed above. The Company sold stock to persons in over 40 states, and those states typically provide that a purchaser of securities in a transaction that fails to comply with the state's securities laws may rescind the purchase, receiving from the issuing company the purchase price paid plus an interest factor, measured from the date of sales of such securities, less any amounts paid to such security holder. The statutes of limitations applicable to such violations appear to have expired in most states. In some states, however, such statutes do not begin running until a purchaser discovers or should have discovered the violation. Depending on individual circumstances, therefore, certain investors may still have the right to bring actions against the Company under state securities laws. Also, depending on the law of the state and individual circumstances, other remedies may be actionable for breach of state securities laws.

                        AMERIVISION COMMUNICATIONS, INC.

     The Company has completed an evaluation of the statutes of limitations for each of the states in which the Company sold stock to a stockholder. The Company believes that it may have maximum liability at December 31, 2001 of up to $1,304 which could be asserted by stockholders whose rights of rescission may not have expired under applicable state securities laws. As discussed in Note H, the Company has recorded this potential liability as Common Stock Subject to Rescission in the balance sheet.

     In addition, the Company may be liable for rescission under state securities laws to the purchasers of the affiliate's common stock because of the relationships of the two companies. The Company cannot predict how many of the affiliate's stockholders will attempt to assert a right of rescission, but because it believes it has adequate defenses to any such assertion no liability has been accrued at December 31, 2001.

  COMMITMENTS WITH PROVIDERS AND OTHERS

     The Company does have several telecommunications contracts with various providers of switchless services. The contracts require minimum purchase commitments. The Company has met all minimum purchase commitments or has no obligation that is not recorded related to these contracts at December 31, 2001.

  NON-CANCELABLE OPERATING LEASES

     The Company leases office space, copiers and other equipment under agreements that are accounted for as operating leases. These lease agreements expire in varying years through 2008. Total lease expense was approximately $692, $1,066, and $821 in 1999, 2000 and 2001, respectively.

     Future commitments under non-cancelable operating leases are as follows:

YEAR ENDED
DECEMBER 31
-----------
  2002......................................................  $  722
  2003......................................................     278
  2004......................................................     235
  2005......................................................     125
  2006......................................................     132
  2007 and thereafter.......................................     293
                                                              ------
                                                              $1,785
                                                              ======

  OTHER MATTERS, INCLUDING EVENTS SUBSEQUENT TO DECEMBER 31, 2001

     In March 2001, a shareholder of the Company filed a shareholder derivative action on behalf of the Company in the District Court of Oklahoma, charging the management and the Company's then current and certain former directors with breaches of their fiduciary duties. The Company assumed responsibility for prosecution of the suit and has obtained dismissals of all claims against management and all other defendants except for one former director. In February 2002, the court dismissed the action against the former director and the Company did not appeal.

     In February 2001, the State of Florida made an assessment totaling approximately $1,728, which includes penalties and interest of approximately $847, for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. The Company agreed with $14 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1,714, asserting that the payment of taxes that were allegedly underpaid was the responsibility of the Company's third-party billing and collection companies. The State of Florida has

                        AMERIVISION COMMUNICATIONS, INC.

requested an extension to December 31, 2002 to complete the audit. The Company believes that it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2001.

     On May 17, 2001, the Company filed a complaint against a competing entity in Case No. CIV-01-768-C, in the United States District Court for the Western District of Oklahoma. The Company seeks injunctive relief and monetary damages for defendant's alleged false and defamatory statements to customers and potential customers of the Company that constitutes false advertising under
Section 43(a) of the Lanham Act, 15 U.S.C. sec. 1125(a), as well as a violation of the Oklahoma Deceptive Trade Practices Act, interference with advantageous (business) relations, contract and prospective economic advantage, business disparagement, and defamation under Oklahoma state law. The Company has also alleged that defendant has misappropriated certain trade secrets of the Company.

     On August 20, 2001, the defendant filed Counterclaims against the Company alleging false advertising in violation of Section 43(a) of the Lanham Act, 15 U.S.C. sec. 1125(a), and violations of the Oklahoma Deceptive Trade Practices Act, tortious interference with advantageous (business) relations, contract, and prospective economic advantage, business disparagement, and defamation, slander and libel under Oklahoma state law. Subsequent to year-end, the parties filed a settlement agreement with the court resulting in the dismissal of all their pending claims.

NOTE J -- FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     At December 31, 2001, the Company had an accumulated stockholders' deficiency of $16,980, and negative working capital of $19,635. The accumulated stockholders' deficiency is the result of cumulative net losses from inception through December 31, 1998 in excess of $12,000, and the declaration and payment of distributions to stockholders from 1994 through 1997 in excess of $15,800. Declining billable minutes, lower rates, and elimination of certain other fees, have reduced the Company's net sales from $114,661 in 1999, to $100,077 in 2000, and $80,764 in 2001.

     Management's plans are to continue to enact cost-cutting measures begun in prior years that will enable the Company to continue to sustain profitable operations. As a result of cost reductions, the Company realized net income from continuing operations of $2,224, $750 and $1,232 in 1999, 2000 and 2001,
respectively. Management also plans to continue to develop and market new products and to strengthen its relationship with its key non-profit organizations. The Company also believes that it has sufficient borrowing availability under its Credit Facility to continue to meet its obligations for the next year.

NOTE K -- STOCK-BASED COMPENSATION (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  STOCK OPTION PLANS

  Board of Directors Stock Option Plan

     The Company has entered into various stock option and stock bonus plans with officers, non-employee directors, key employees, and certain consultants and independent contractors. The plans authorize the issuance of options to purchase up to an aggregate of 115,487 shares of Common Stock, with vesting periods of four years and maximum option terms of five years. For the employee directors, the Company recognized expense of $8 in 2000 and 2001 based upon the difference between the fair value of the common stock as of the grant date and the exercise price of the stock options. Stock option expense recognized under the fair value method prescribed by SFAS No. 123 for non-employee directors totaled $38 and $36 for 1999 and through June 30, 2000, respectively. On July 1, 2000, the Company adopted the APB Opinion No. 25 intrinsic value method of accounting for stock options. The $102 of expense recognized under SFAS No. 123 was recorded as a cumulative effect of an accounting change, net of applicable income taxes of $45. Based on the exercise price of the options and the fair value of the stock at the date of the directors' change in status, no compensation

                        AMERIVISION COMMUNICATIONS, INC.

expense was required to be recognized in 2001. Subsequent to December 31, 2001 the Board of Directors elected to freeze this plan, therefore, not allowing any further grants.

  Employee Stock Incentive Plan

     In December 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan (the "Plan"), which authorized 40,000 shares of the Company's common stock to be reserved for issuance to employees, directors, consultants and other individuals. The Company has granted options totaling 24,500 shares to certain Company employees under this plan. Subsequent to December 31, 2001 the Board of Directors elected to freeze this plan, therefore, not allowing any further grants.

     The following table summarizes the Company's stock option transactions from January 1, 1999 through December 31, 2001:

                                                           WEIGHTED                  WEIGHTED
                                                            AVERAGE      SHARES       AVERAGE
                                                SHARES     EXERCISE    SUBJECT TO    EXERCISE
                                              SUBJECT TO   PRICE PER   EXERCISABLE   PRICE PER
                                               OPTIONS       SHARE       OPTIONS       SHARE
                                              ----------   ---------   -----------   ---------
Outstanding, December 31, 1998                  59,142      $28.86        5,914       $28.86
  Granted                                       31,845       28.86       16,833        28.86
  Exercised                                         --          --           --           --
  Canceled/forfeited                                --          --           --           --
                                               -------      ------       ------       ------
Outstanding, December 31, 1999..............    90,987       28.86       22,747        28.86
  Granted...................................    24,500       25.20       22,747        28.86
  Exercised.................................        --          --           --           --
  Canceled/forfeited........................        --          --           --           --
                                               -------      ------       ------       ------
Outstanding, December 31, 2000..............   115,487       28.08       45,494        28.86
  Granted...................................        --          --       34,246        27.63
  Exercised.................................        --          --           --           --
  Canceled/forfeited........................   (19,599)      26.90       (3,750)       25.20
                                               -------      ------       ------       ------
Outstanding, December 31, 2001..............    95,888      $28.33       75,990       $28.49
                                               =======      ======       ======       ======

     Following is a recap of the outstanding stock options at December 31, 2001:

                             OPTIONS OUTSTANDING
                           -----------------------   OPTIONS EXERCISABLE
                             WEIGHTED                -------------------
                             AVERAGE      WEIGHTED             WEIGHTED
                            REMAINING     AVERAGE               AVERAGE
   RANGE OF                CONTRACTUAL    EXERCISE             EXERCISE
EXERCISE PRICES   SHARES   LIFE (YEARS)    PRICE     SHARES      PRICE
---------------   ------   ------------   --------   -------   ---------
    $25.20        14,000       8.5         $25.20     7,750     $25.20
     28.86        81,888       3.8          28.86    68,240      28.86
                  ------       ---         ------    ------     ------
$25.20 to 28.86   95,888       4.5         $28.33    75,990     $28.49
                  ======       ===         ======    ======     ======

     Pursuant to SFAS No. 123, the Company is required to disclose the pro forma net earnings and earnings per share effects of the stock options, as if the stock options had been accounted for under the provisions of SFAS No. 123. Had compensation costs been determined in accordance with SFAS No. 123, the Company's

                        AMERIVISION COMMUNICATIONS, INC.

net income and net income per share amounts for the years ended December 31, 1999, 2000, and 2001 would have been reduced to the pro forma amounts indicated below:

                                                               1999    2000     2001
                                                              ------   -----   ------
Net income
  As reported...............................................  $2,224   $ 807   $3,378
  Pro Forma.................................................   2,198     721    3,303
Basic earnings per share
  As reported...............................................  $ 2.83   $1.03   $ 4.09
  Pro forma.................................................    2.80    0.93     4.00
Diluted earnings per share
  As reported...............................................  $ 2.35   $0.84   $ 3.48
  Pro forma.................................................    2.32    0.75     3.41

     The Company has obtained an independent appraisal of its common stock for each date that it granted stock options and bonuses to employees and non-employee directors. Employee stock options granted during the year ended December 31, 2000 have an exercise price of $25.20 per share, which equals the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of these options is $11.37 per share. Stock options granted in January 1999 have an exercise price of $28.86 per share, which exceeds the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of the options granted in January 1999 was $1.98 per share. The stock options granted in July 1999 have an exercise price of $28.86 per share, which is lower than the fair value of the Company's common stock as of the grant date. The weighted average estimated fair value of these options was $19.46 per share.

     Effective in July 2001, the directors who were granted options in 1998 and 1999 ceased to be directors of the Company. The exercise price of their remaining unvested options continues to be $28.86, and the fair value of these options is considered to be $0.00.

     Because the Company's stock is not publicly traded, the fair value of the Company stock options was estimated on the date of the grant using the minimum valuation method, as prescribed by SFAS No. 123. Under the minimum value method, expected stock price volatility is set at a level that approximates 0%. The estimated weighted-average fair value of options granted during 1999 and 2000 was calculated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                1999        2000
                                                              ---------   ---------
Expected stock price volatility.............................     0.0001%     0.0001%
Risk free rate..............................................       4.55%       4.85%
Expected dividend yield.....................................        0.0%        0.0%
Expected life (years).......................................  7.1 years   7.7 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

  STOCK BONUSES

     The Company granted stock bonuses totaling 22,746 shares to former employee and non-employee directors with vesting periods of up to four years. Compensation expense is recognized on a straight-line basis over the vesting period. In addition, the agreements provide for the Company to pay a cash bonus equal to the amount of income taxes for which the recipients will be liable as a result of the vesting of the stock bonus, and

                        AMERIVISION COMMUNICATIONS, INC.

an additional cash bonus equal to the amount of income taxes for which the recipient will be liable as a result of the first cash bonus. During the years ended December 31, 1999, 2000 and 2001, the Company recognized compensation expense of $147, $192, and $42, respectively, pursuant to the stock bonus. Additional compensation expense of $80, $109, and $31, respectively, was recognized for the related tax bonus arrangements. Included in the compensation expense for the year ended December 31, 2000 is $136 in stock compensation and $76 for the related tax bonus attributable to a former officer, who became 100% vested in his stock bonus upon his resignation in January 2000. Effective in July 2001, the unvested portion of the stock bonus for two former non-employee directors was forfeited when they were not re-elected to the Board of Directors.

NOTE L -- EARNINGS PER SHARE (PER SHARE AMOUNTS NOT IN THOUSANDS)

     The computation of basic and diluted earnings per share is as follows:

                                                              YEARS ENDED DECEMBER 31
                                                              -----------------------
                                                               1999    2000     2001
                                                              ------   -----   ------
Basic Earnings Per Share
Net income..................................................  $2,224   $ 807   $3,378
Decrease in redemption value of redeemable common stock.....     102      42       --
                                                              ------   -----   ------
Net income available to nonredeemable common stockholders...  $2,326   $ 849   $3,378
                                                              ======   =====   ======
Average shares of nonredeemable common stock outstanding....     823     823      825
                                                              ======   =====   ======
  Basic Earnings Per Share..................................  $ 2.83   $1.03   $ 4.09
                                                              ======   =====   ======
Diluted Earnings Per Share
Net income available to nonredeemable common stockholders...  $2,326   $ 849   $3,378
Decrease in redemption value of redeemable common stock.....    (102)    (42)      --
                                                              ------   -----   ------
Net income available to nonredeemable common stockholders
  and assumed conversions...................................  $2,224   $ 807   $3,378
                                                              ======   =====   ======
Average shares of nonredeemable common stock outstanding....     823     823      825
Employee stock options......................................     106     121      127
Stock warrants..............................................       3       3        1
Conversion of redeemable common stock.......................      16      16       16
                                                              ------   -----   ------
Average shares of common stock outstanding and assumed
  conversions...............................................     948     963      969
                                                              ======   =====   ======
Diluted Earnings Per Share..................................  $ 2.35   $0.84   $ 3.48
                                                              ======   =====   ======

     The average shares listed below (in thousands) were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

                                                              1999   2000   2001
                                                              ----   ----   ----
Conversion of convertible notes.............................   3      3      3

                        AMERIVISION COMMUNICATIONS, INC.

NOTE M -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                             2000      2000         2000          2000
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................  $26,363    $25,550     $24,223        $23,941
Net income (loss) before cumulative
  effects of accounting changes and
  extraordinary items....................      176       (323)        526            371
Basic earnings (loss) per share before
  cumulative effects of accounting
  changes and extraordinary items........     0.26      (0.39)       0.64           0.45
Diluted earnings (loss) per share before
  cumulative effects of accounting
  changes and extraordinary items........     0.18      (0.39)       0.54           0.39
Net income (loss)........................      176       (323)        583            371

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                             2001      2001         2001          2001
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales................................  $21,705    $20,337     $19,973        $18,749
Net income (loss) before cumulative
  effects of accounting changes and
  extraordinary items....................      321       (372)        221          1,062
Basic earnings (loss) per share before
  cumulative effects of accounting
  changes and extraordinary items........     0.39      (0.45)       0.27           1.28
Diluted earnings (loss) per share before
  cumulative effects of accounting
  changes and extraordinary items........     0.33      (0.45)       0.23           1.10
Net income (loss)........................      321       (372)        221          3,208

     As discussed in Note C, in the fourth quarter of 2000, the Company expensed costs of approximately $575 that had previously been capitalized in connection with software development costs. In the fourth quarter of 2001, the Company expensed costs of approximately $1,052 in connection with the final write-off of the software development costs. As discussed in Note B, the Company recognized an extraordinary gain of $2,146 in the fourth quarter of 2001.

NOTE N -- PRIOR PERIOD ADJUSTMENTS

     Subsequent to December 31, 2001, the Company determined that it had incorrectly computed the amount of common stock subject to rescission by stockholders at December 31, 2000 and prior periods. Specifically, the Company did not apply correct state statutes when it previously reported the amount of common stock subject to rescission. The effects of this error were to increase the stockholders' deficiency (1) from ($27,644) to ($28,427) at January 1, 1999,
(2) from ($23,758) to ($24,785) at December 31, 1999, and (3) from ($22,636) to
($23,738) at December 31, 2000. The restatement did not have any affect on the previously reported results of operations or cash flows for the years ended December 31, 1999 and 2000.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Certificate of Incorporation of the Registrant (which is
               incorporated herein by reference to Exhibit 3.1 to
               Registrant's Form 10 registration statement, filed October
               15, 1999)
  3.2     --   Amended and Restated Bylaws of the Registrant (which are
               incorporated herein by reference to Exhibit 3.2 to
               Registrant's Form 10 registration statement, filed October
               15, 1999)
  4.1     --   Form of certificate representing shares of the Registrant's common stock (which are incorporated herein by reference to
               Exhibit 4.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
  4.2     --   Form of Type C Redemption Agreement (which are incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10 registration statement, filed October 15, 1999)
  4.3     --   Form of Type D Redemption Agreement (which are incorporated herein by reference to Exhibit 4.5 to Registrant's Form 10 registration statement, filed October 15, 1999)
  4.4     --   Form of Convertible Note (which are incorporated herein by reference to Exhibit 4.6 to Registrant's Form 10
               registration statement, filed October 15, 1999)
  4.5     --   Promissory Note dated April 20, 1999, payable by the
               Registrant to John Damoose (which are incorporated herein by reference to Exhibit 4.8 to Registrant's 2000 Form 10-K,
               filed April 16, 2001)
  9.1     --   Freeny Voting Trust Agreement, dated September 1, 2001, by and among the Registrant, Tracy C. Freeny and Sharon Freeny, as beneficiaries, and David Clark, Russell Beaty, and David
               Thompson, as trustees (which are incorporated herein by
               reference to Exhibit 10.30 to Registrant's 2001 Third
               Quarter Form 10-Q, filed December 28, 2001)
 10.1     --   Loan and Security Agreement dated as of February 4, 1999
               between the Registrant and Coast Business Credit (which are incorporated herein by reference to Exhibit 10.18 to
               Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.1.1   --   Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Registrant and Coast
               Business Credit (which are incorporated herein by reference to Exhibit 10.18.1 to Registrant's 2000 Form 10-K, filed
               April 16, 2001)
 10.1.2   --   Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Registrant and Coast Business
               Credit (which are incorporated herein by reference to
               Exhibit 10.8.2 to Registrant's 2000 Form 10-K, filed April
               16, 2001)
 10.1.3   --   Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast
               Business Credit
 10.2     --   Settlement Agreement, dated as of August 31, 2001, by and
               between the Registrant and Tracy C. Freeny (which are
               incorporated herein by reference to Exhibit 10.28 to
               Registrant's 2001 Third Quarter Form 10-Q, filed December
               28, 2001)
 10.3     --   Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which are
               incorporated herein by reference to Exhibit 10.29 to
               Registrant's 2001 Third Quarter Form 10-Q, filed December
               28, 2001)
 10.4     --   Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which are incorporated herein by reference to Exhibit 10.31 to
               Registrant's 2001 Third Quarter Form 10-Q, filed December
               28, 2001)
 10.5     --   Promissory Note dated September 1, 2001, payable by the
               Registrant to Tracy C. Freeny (which are incorporated herein by reference to Exhibit 10.32 to Registrant's 2001 Third
               Quarter Form 10-Q, filed December 28, 2001)
 10.6     --   Amended and Restated Employment Agreement, dated as of May
               24, 1999 between the Registrant and Stephen D. Halliday
               (which are incorporated herein by reference to Exhibit 10.3 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.7     --   Reaffirmation of Commitments made in Employment Agreement
               between the Registrant and Stephen D. Halliday dated as of
               June 30, 1999 (which are incorporated herein by reference to
               Exhibit 10.8 to Registrant's 2000 Form 10-K, filed April 16,
               2001)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.8     --   Asset Purchase Agreement, dated as of April 30, 1999, among
               Hebron, the Company, Tracy Freeny, Carl Thompson and S. T.
               Patrick (which are incorporated herein by reference to
               Exhibit 10.13 to Registrant's 2000 Form 10-K, filed April
               16, 2001)
 10.9     --   Lease/License Agreement, dated as of April 30, 1999 between
               Hebron and the Company (which are incorporated herein by
               reference to Exhibit 10.14 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.10    --   Form of Promissory Note payable by the Company to Hebron
               (form to be used with respect to Switch Note and Internet
               Note) (which are incorporated herein by reference to Exhibit
               10.15 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.11    --   Promissory Note dated February 1, 1999, in the original
               principal amount of $2,274,416 payable by the Company to
               Hebron (which are incorporated herein by reference to
               Exhibit 10.16 to Registrant's 2000 Form 10-K, filed April
               16, 2001)
 10.12    --   Capital Stock Escrow and Disposition Agreement dated April
               30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner
               Warren & Rudy, P.A. (which are incorporated herein by
               reference to Exhibit 10.17 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.13    --   Letter Agreement dated as of December 31, 1999 between the
               Company And John Telling (which are incorporated herein by reference to Exhibit 10.24 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 10.14    --   Stock Incentive Plan (which are incorporated herein by
               reference to Exhibit 10.27 to Registrant's 2000 Form 10-K, filed April 16, 2001)
 21.1     --   List of subsidiaries of the Company (which are incorporated herein by reference to Exhibit 21.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
 24.1     --   Power of Attorney