Form 10-Q
period 2002-03-31
AMERIVISION COMMUNICATIONS INC
filed 2002-05-15
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

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

At April 30, 2002, there were 847,403 shares of Common Stock of the Company.

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX


                                                                                                           PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001................     1

             Consolidated Statements of Operations (unaudited) - Three months ended March 31,
             2002 and 2001 ................................................................................     2

             Consolidated Statements of Deficiency for the year ended December 31, 2001 and three
             months ended March 31, 2002 (unaudited).......................................................     3

             Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2002 and
             2001..........................................................................................     4

             Notes to Consolidated Financial Statements (unaudited)........................................     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................................     6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.............................................................................    11

Item 2.      Changes in Securities and Use of Proceeds.....................................................    11

Item 3.      Submission of Matters to a Vote of Security Holders...........................................    11

Item 6.      Exhibits and reports on Form 8-K..............................................................    11

Signatures.................................................................................................    12

Index to Exhibits..........................................................................................    13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERIVISION COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                  (Information at March 31, 2002 is unaudited)

                                                                                        DECEMBER 31,     MARCH 31,
                                                                                            2001            2002
                                                                                        ------------    ------------
                                                    ASSETS
CURRENT ASSETS
     Cash ...........................................................................   $      1,743           1,890
     Accounts receivable ............................................................         10,944           9,849
     Prepaid expenses and other current assets ......................................            530             821
                                                                                        ------------    ------------
               Total current assets .................................................         13,217          12,560

Property and equipment, net .........................................................          2,939           2,729
Net deferred income tax benefits ....................................................          2,310           1,826
Covenants not to compete, net .......................................................          1,030             904
Other assets ........................................................................            639             623
                                                                                        ------------    ------------
               Total assets .........................................................   $     20,135    $     18,642
                                                                                        ============    ============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Revolving line of credit .......................................................   $     18,573    $     16,343
     Accounts payable and accrued expenses ..........................................          8,921           9,094
     Current portion of other notes payable and capital lease obligations ...........          2,297           2,172
     Loans and notes payable to related parties, current portion ....................          2,737           2,743
     Short-term notes payable to individuals ........................................            324             311
                                                                                        ------------    ------------
               Total current liabilities ............................................         32,852          30,663
                                                                                        ------------    ------------

Long-term debt to related parties, net of current portion ...........................          1,172           1,108
                                                                                        ------------    ------------
Long-term debt, net of current portion ..............................................            190             139
                                                                                        ------------    ------------
Redeemable common stock, carried at redemption value ................................          1,597           1,597
                                                                                        ------------    ------------
Common stock subject to rescission ..................................................          1,304           1,304
                                                                                        ------------    ------------

STOCKHOLDERS' DEFICIENCY
     Common stock, $010 par value, 1,000,000 shares authorized; shares issued and outstanding at March 31, 2002 and December 31, 2001 of 824,815,
           net of 15,537 redeemable shares ..........................................             82              82
     Additional paid-in capital .....................................................          9,275           9,286
     Unearned compensation ..........................................................            (14)             --
     Retained earnings (deficit) ....................................................        (26,323)        (25,537)
                                                                                        ------------    ------------
           Total stockholders' deficiency ...........................................        (16,980)        (16,169)
                                                                                        ------------    ------------

           Total liabilities and stockholders' deficiency ...........................   $     20,135    $     18,642
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

                        AMERIVISION COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                        ----------------------------
                                                            2001            2002
                                                        ------------    ------------
REVENUES
   Net sales ........................................   $     21,704    $     16,375
                                                        ------------    ------------

OPERATING EXPENSES
   Cost of telecommunication services ...............          9,107           6,541
   Selling, general and administrative expenses .....         10,077           7,334
   Depreciation and amortization ....................            894             536
                                                        ------------    ------------
      Total operating expenses ......................         20,078          14,411
                                                        ------------    ------------

         Income from operations .....................          1,626           1,964
                                                        ------------    ------------

OTHER INCOME (EXPENSE)
   Interest expense .................................         (1,000)           (576)
   Interest expense to related parties ..............           (127)           (126)
   Other income .....................................             21               8
                                                        ------------    ------------
      Total other income (expense) ..................         (1,106)           (694)
                                                        ------------    ------------

         Income before income tax expense ...........            520           1,270
Income tax expense ..................................            199             484
                                                        ------------    ------------
         Net income .................................   $        321    $        786
                                                        ============    ============

EARNINGS PER SHARE
   Basic earnings per share .........................   $        .39    $        .95
   Diluted earnings per share .......................   $        .33    $        .82

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic ............................................        824,657         840,352
                                                        ============    ============
   Diluted ..........................................        975,771         962,709
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF DEFICIENCY
                                 (In thousands)

                                                                         ADDITIONAL                      RETAINED
                                                                COMMON     PAID-IN        UNEARNED        EARNING
                                                                STOCK      CAPITAL      COMPENSATION     (DEFICIT)       TOTAL
                                                                ------   -----------    -------------    ----------    ----------
Balance at December 31, 2000 (Restated) .....................   $   82   $     9,207    $        (125)   $  (32,902)   $  (23,738)
   Expiration of potential rescission claims on
        nonredeemable common stock ..........................       --           129               --            --           129
   Vesting of restricted stock awards and stock
        options .............................................       --             8               42            --            50
   Forfeiture of stock awards ...............................       --           (69)              69            --            --
   Cancellation of distributions payable to related party ...       --            --               --         3,201         3,201
   Net income ...............................................       --            --               --         3,378         3,378
                                                                ------   -----------    -------------    ----------    ----------

Balance at December 31, 2001 ................................       82         9,275              (14)      (26,323)      (16,980)
   Vesting of restricted stock awards and stock
        options (unaudited) .................................       --            11               14            --            25
   Net income (unaudited) ...................................       --            --               --           786           786
                                                                ------   -----------    -------------    ----------    ----------

Balance at March 31, 2002 (unaudited) .......................   $   82   $     9,286    $          --    $  (25,537)   $  (16,169)
                                                                ======   ===========    =============    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        ----------------------------
OPERATING ACTIVITIES                                                                        2001            2002
                                                                                        ------------    ------------
   Net income .......................................................................   $        321    $        786
   Adjustments to reconcile net earnings to net cash provided by
      operating activities: .........................................................            657             410
      Depreciation of property and equipment
      Amortization of covenants not to compete ......................................            238             126
      Stock compensation expense ....................................................             24              25
      Deferred income tax expense ...................................................            199             484
   Change in assets and liabilities -
            (Increase) decrease in operating assets:
                 Accounts receivable ................................................            164           1,095
                 Prepaid expenses and other assets ..................................             32            (275)
            Decrease in operating liabilities:
                 Accounts payable and accrued expenses ..............................           (689)            173
                                                                                        ------------    ------------
               Net cash provided by operating activities ............................            946           2,824
                                                                                        ------------    ------------
INVESTING ACTIVITIES, purchase of property and equipment ............................            (81)           (200)
                                                                                        ------------    ------------
FINANCING ACTIVITIES
   Repayments of loans and other obligations to related parties .....................           (343)            (58)
   Net increase (decrease) in borrowings under line of credit arrangements ..........            924          (2,230)
   Proceeds from notes payable ......................................................             50              --
   Repayments of notes payable and capital lease obligations ........................           (957)           (189)
                                                                                        ------------    ------------
              Net cash  (used in) financing activities ..............................           (326)         (2,477)
                                                                                        ------------    ------------

Net increase in cash and cash equivalents ...........................................            539             147
Cash and cash equivalents at beginning of period ....................................          1,104           1,743
                                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................................   $      1,643    $      1,890
                                                                                        ============    ============
Cash paid during the period for interest ............................................   $      1,065    $        716
                                                                                        ============    ============
Cash paid during the period for income taxes ........................................   $         --    $         --
                                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2002. As discussed in Note C, the financial statements also include certain adjustments to prior periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2001. The interim results are not necessarily indicative of the results for a full year.

Certain amounts in the condensed balance sheets as of March 31, 2002, have been reclassified to conform with the classifications used as of December 31, 2001.

NOTE B--EARNINGS PER SHARE (share and per share amounts not in thousands)

The computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2002, is as follows:

                                                                          March 31,
                                                                       2001       2002
                                                                     --------   --------
Basic Earnings Per Share
Net income available to nonredeemable common stockholders            $    321   $    786
                                                                     ========   ========

Average shares of nonredeemable common stock outstanding                  825        825
                                                                     ========   ========

     Basic Earnings Per Share                                        $    .39   $    .95
                                                                     ========   ========

Diluted Earnings Per Share

Net income available to nonredeemable common stockholders
     and assumed conversions                                         $    321   $    786
                                                                     ========   ========

Average shares of nonredeemable common stock outstanding                  825        825
Stock options and awards                                                  135        122
Conversion of redeemable common stock                                      16         16
                                                                     --------   --------
Average shares of common stock outstanding and assumed conversions        976        963
                                                                     ========   ========

Diluted Earnings Per Share                                           $    .33   $    .82
                                                                     ========   ========

The conversion of convertible notes was not assumed in the computation of diluted earnings per share for the three months ended March 31, 2001 and 2002, because to do so would have been antidilutive for the periods.

NOTE C--PRIOR PERIOD ADJUSTMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

    The historical financial data presented in the following table for and at the end of the three-month periods ended March 31, 2001 and 2002 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the three months ended March 31, 2002 are not necessarily indicative of the results to be achieved for the full year.

    The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       Three Months Ended
                                           March 31,
                                      --------------------
                                        2001        2002
                                      --------    --------
BALANCE SHEET DATA:
  Working capital (deficit)  ......   $(23,165)   $(18,103)
  Total long-term debt ............   $  9,088    $  4,148
  Total stockholder's deficit .....   $(22,291)   $(16,169)

OTHER FINANCIAL DATA:
  EBITDA(1) .......................   $  2,566    $  2,500

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

GENERAL

    The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $80.8 million in net sales in 2001. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at December 31, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future. The net sales for the three months ended March 31, 2001 totaled $21.7 million compared to $16.4 million for the three months ended March 31, 2002.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, 2000 and 2001, the Company generated net income of $2.2 million, $0.8 million, and $3.4 million, respectively. The improvements of net income from operating activities were primarily achieved from reductions in operating expenses. The Company reduced its accumulated stockholders' deficiency from approximately $25.8 million at December 31, 1997 to approximately $16.9 million at December 31, 2001. The net income generated during the three months ended March 31, 2002 also contributed to the decrease in accumulated stockholders' deficiency to approximately $16.1 million at March 31, 2002. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $19.0 million and by redemptions totaling approximately $4.7 million. The Company's current liabilities exceeded its current assets by approximately $22.7 million, $19.6 million, and $18.1 million at December 31, 2000, December 31, 2001 and at March 31, 2002, respectively.

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

    The Company makes payments of approximately 10.0% of certain of the customer's collected revenues to a non-profit organization selected by the customer.

    Selling, general and administrative expenses include billing fees charged by LECs and other third party billing and collection companies, bad debts, commissions to salespersons, advertising and telemarketing expenses, customer service and support, and other general overhead expenses.

    Interest expense includes the cost of financing the Company's accounts receivable and asset purchases, including loans from its primary financial institution under a line of credit facility (the "LOC").

    The Company has recognized net deferred tax assets, primarily due to net operating loss carryforwards.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    The following table sets forth for the three-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------
                                                                     2001                      2002
                                                                    ------                    ------
Net sales ..........................................                 100.0%                    100.0%
                                                                    ------                    ------

Operating expenses:
     Cost of telecommunication services ............                  42.0%                     39.9%
     Selling, general and administrative expenses...                  46.4%                     44.8%
     Depreciation and amortization expense .........                   4.1%                      3.3%
                                                                    ------                    ------
          Total operating expenses .................                  92.5%                     88.0%
                                                                    ------                    ------

Income from operations .............................                   7.5%                     12.0%

Interest expense ...................................                  (5.2)%                    (4.3)%

Other income .......................................                   0.1%                      0.1%
                                                                    ------                    ------

Income before income tax ...........................                   2.4%                      7.8%

Income tax expense .................................                   0.9%                      3.0%
                                                                    ------                    ------

Net income .........................................                   1.5%                      4.8%
                                                                    ======                    ======

    NET SALES: Net sales decreased to $16.4 million for the three months ended March 31, 2002 from $21.7 million for the three months ended March 31, 2001. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 120 million minutes for the three months ended March 31, 2002 compared to 135 million minutes for the three months ended March 31, 2001.

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

                                               YEARS ENDED MARCH 31,
                                 --------------------------------------------------
                                          2001                       2002
                                 -----------------------    -----------------------
                                 AMOUNT    PERCENTAGE OF    AMOUNT    PERCENTAGE OF
                                 (000'S)     NET SALES      (000'S)     NET SALES
                                 -------   -------------    -------   -------------
Switchless carrier costs .....   $ 6,095            28.1%   $ 3,760            22.9%
Switched Operation costs .....     1,927             8.9%     1,668            10.2%
PICC/USF Fees and Other ......     1,085             5.0%     1,113             6.8%
                                 -------   -------------    -------   -------------
   Totals ....................   $ 9,107            42.0%   $ 6,541            39.9%
                                 =======   =============    =======   =============

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: The significant components of selling, general and administrative expenses include the following:

                                                         YEARS ENDED MARCH 31,
                                           --------------------------------------------------
                                                    2001                       2002
                                           -----------------------    -----------------------
                                           AMOUNT    PERCENTAGE OF    AMOUNT    PERCENTAGE OF
                                           (000'S)     NET SALES      (000'S)     NET SALES
                                           -------   -------------    -------   -------------
Billing fees and charges ...............   $ 2,297            10.6%   $ 1,867            11.4%
Advertising and marketing expense ......       831             3.8%       424             2.6%
Payments to non-profit organizations ...     1,575             7.3%     1,212             7.4%
Payroll expense ........................     3,202            14.7%     1,981            12.1%
Other ..................................     2,172            10.0%     1,850            11.3%
                                           -------   -------------    -------   -------------
   Totals ..............................   $10,077            46.4%   $ 7,334            44.8%
                                           =======   =============    =======   =============

    Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from the Company's direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel.

    Advertising and Marketing Expense: Advertising expense decreased for the three months ended March 31, 2002 to $424,000, compared to $831,000 in the same period in 2001. The decrease was primarily due to more focused efforts on specific advertising.

    Payments to Non-Profit Organizations: Payments to non-profit organizations for the three months ended March 31, 2001 and 2002 were $1.2 million and $1.6 million, respectively. During each period, the Company made Partner Sharing payments to approximately 35,000 non-profit organizations, of which approximately 40.0% were paid to ten organizations.

    Payroll Expenses: Payroll expenses decreased by approximately $1.2 million from the three months ended March 31, 2001 to 2002, due primarily to reorganization efforts and elimination of duplicated expenses.

    Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 14.8% during the three months ended March 31, 2002 compared to the same period in 2001. This decrease was due to increased controls on expenses.

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense totaled $536,000 for the three months ended March 31, 2002 compared to $894,000 in same period in 2001. This decrease is primarily attributable to significant assets acquired in prior years becoming fully depreciated.

    INTEREST EXPENSE AND OTHER FINANCE CHARGES: Interest expense and other finance charges decreased to $702,000 for the three months ended March 31, 2002 compared to $1.1 million in the same period in 2001. This decrease is attributable to a reduction in the Company's LOC balance due to repayments from operating cash flow.

    INCOME TAX EXPENSE: During the three months ended March 31, 2002 and 2001 the Company recorded deferred income tax expense of approximately $484,000 and $199,000, respectively. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

    NET INCOME: During the three months ended March 31, 2002 and 2001 the Company reported net income of $786,000 and $321,000, respectively.

FINANCIAL CONDITION AND LIQUIDITY

    Overall the Company's financial condition and liquidity continued to improve during the three months ended March 31, 2002. The major factor underlying of this improvement was the reduction in its negative working capital position by approximately $1.5 million over the first three months of 2002. Specifically, in the first three months of 2002 the Company reduced its credit facility by over $2.2 million.

    Net cash provided by operations for the three months ended March 31, 2002 and 2001 was $2.8 million and $946,000, respectively. The variations in cash flow from operations are primarily attributable to net income for the period, the timing of collections on accounts receivable, and the timing of payment of accounts payable.

    In 2001, the Company and its lender modified the LOC to provide availability of $28.5 million. Current availability is limited to approximately $24.2 million due to financial results and loan formula restrictions of which approximately $16.3 million was outstanding as of March 31, 2002. The remaining balance of $7.9 million is available to the Company for working capital, capital improvements, debt reduction and required reserves. The Credit Facility is secured by a blanket lien on all of the Company's assets, including accounts receivable and the Company's customer base. The terms of the LOC are for three years from initial funding, with an interest rate of prime plus 3.5% (with a floor of 9%). Although the Credit Facility has a three-year term, it is classified as a current liability in the Company's financial statements because the agreement contains certain subjective acceleration clauses and requires that all cash receipts be deposited to a lockbox, the proceeds of which are used daily to repay the debt.

    The Company expects to incur future capital expenditures of approximately $200,000 related to upgrades to the Company's management information systems and various aspects of reorganization.

    OPERATING ACTIVITIES

    Significant sources of cash in operating activities for the three months ended March 31, 2002 include decreases in accounts receivable of $1.1 million. The Company also generated cash from operations by recording net income of $786,000; $484,000 from recording a deferred income tax expense; $561,000 million in certain non-cash expenses, principally depreciation and amortization.

    Significant sources of cash in operating activities for the three months ended March 31, 2001 include decreases in accounts receivable of $165,000. The Company also generated cash from operations by recording net income of $321,000; $199,000 from recording a deferred income tax expense; $919,000 in certain non-cash expenses, principally depreciation and amortization. Significant uses of cash in operating activities include reductions in accounts payable of $689,000.

    INVESTING ACTIVITIES

    The Company's investing activities for the three months ended March 31, 2002 and 2001 consisted primarily of property and equipment purchases of $200,000 and $81,000, respectively.

    FINANCING ACTIVITIES

    During the three months ended March 31, 2002 and 2001, financing activities used $2.5 million and $326,000, respectively, in cash. The most significant use of cash in 2002 was the repayments of notes and leases payable, including the Company's LOC. The repayment of loans to related parties totaled $58,000 and $343,000, respectively, for the three months ended March 31, 2002 and 2001.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

         In March 2001, a Company shareholder filed in an Oklahoma state court a derivative action on behalf of the Company, alleging breaches of fiduciary duty against certain then current and past Company directors. Such action was subsequently assumed by the Company and dismissals were entered with respect to all defendants.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Not applicable.

(b) REPORTS ON FORM 8-K

         Not applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AMERIVISION COMMUNICATIONS, INC.



DATE: May 15, 2002                     /s/ Kenneth R. Kolek
                                       --------------------
                                       Kenneth R. Kolek, President and Chief
                                       Executive Officer



                                       /s/ Loni Woodley
                                       ----------------
                                       Loni Woodley, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)