Form 10-Q
period 2002-06-30
AMERIVISION COMMUNICATIONS INC
filed 2002-08-19
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30 2002.


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

Outstanding shares of the registrant's common stock, par value $0.10 per share, at July 31, 2002: 847,975.

                        AMERIVISION COMMUNICATIONS, INC.

                                      INDEX

                                                                                                           PAGE NO.

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2002 (unaudited)............2

             Condensed Consolidated Statements of Operations (unaudited) - Three months and six months ended June 30, 2001 and 2002.......................................................................3

             Condensed Consolidated Statements of Stockholders' Deficiency for the year ended December 31,
             2001 and six months ended June 30, 2002 (unaudited)................................................4

             Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30,
             2001 and 2002......................................................................................5

             Notes to Condensed Consolidated Financial Statements (unaudited)...................................6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................................14

Item 2.      Changes in Securities and Use of Proceeds.........................................................14

Item 3.      Defaults upon Senior Securities...................................................................14

Item 4.      Submission of Matters to a Vote of Security Holders...............................................14

Item 5.      Other Information.................................................................................16

Item 6.      Exhibits and Reports on Form 8-K..................................................................16

Signatures.....................................................................................................17

Index to Exhibits..............................................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        AMERIVISION COMMUNICATIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                   (Information at June 30, 2002 is unaudited)


                                                                                        DECEMBER 31,         JUNE 30,
                                                                                            2001               2002
                                                                                        ------------         --------

                                        ASSETS

CURRENT ASSETS:
     Cash ...........................................................................    $    1,743          $    889
     Accounts receivable, net of allowance for uncollectible accounts of $900 and
         $938 at December 31, 2001 and June 30, 2002, respectively ..................        10,944            10,863
     Prepaid expenses and other current assets ......................................           530             2,803
                                                                                         ----------          --------
               Total current assets .................................................        13,217            14,555

Property and equipment, net .........................................................         2,939             3,032
Net deferred income tax benefits ....................................................         2,310             1,559
Covenants not to compete, net .......................................................         1,030               778
Other assets ........................................................................           639               623
                                                                                         ----------          --------
               Total assets .........................................................    $   20,135        $   20,547
                                                                                         ==========        ==========


                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Revolving line of credit .......................................................    $   18,573        $   15,165
     Accounts payable and accrued expenses ..........................................         8,921            10,258
     Current portion of other notes payable and capital lease obligations ...........         2,297             1,951
     Current portion of loans and notes payable to related parties ..................         2,737             4,760
     Short-term notes payable to individuals ........................................           324               299
                                                                                         ----------          --------
               Total current liabilities ............................................        32,852            32,433
                                                                                         ----------          --------

Long-term debt to related parties, net of current portion ...........................         1,172               928
                                                                                         ----------          --------
Long-term debt, net of current portion ..............................................           190                48
                                                                                         ----------          --------
Redeemable common stock, carried at redemption value ................................         1,597             1,597
                                                                                         ----------          --------
Common stock subject to rescission ..................................................         1,304             1,223
                                                                                         ----------          --------
Commitments and Contingencies

STOCKHOLDERS' DEFICIENCY:

     Common stock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at December 31, 2001 and June 30, 2002 of 824,515
               and 832,438, respectively, net of 15,537 redeemable shares ...........            82                82
     Additional paid-in capital .....................................................         9,275             9,360
     Unearned compensation ..........................................................           (14)               --
     Retained earnings (accumulated deficit) ........................................       (26,323)          (25,124)
                                                                                         ----------          --------
           Total stockholders' deficiency ...........................................       (16,980)          (15,682)
                                                                                         ----------          --------

           Total liabilities and stockholders' deficiency ...........................     $  20,135        $   20,547
                                                                                          =========        ==========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                       -------------------------       -------------------------
                                                                          2001            2002            2001            2002
                                                                       ---------       ---------       ---------       ---------
REVENUES:
   Net sales ....................................................      $  20,337       $  17,470       $  42,042       $  33,845

OPERATING EXPENSES:
   Cost of telecommunication services ...........................          9,909           8,523          19,016          15,063
   Selling, general and administrative expenses .................          9,490           7,125          19,567          14,461
   Depreciation and amortization ................................            534             538           1,428           1,075
                                                                       ---------       ---------       ---------       ---------
      Total operating expenses ..................................         19,933          16,186          40,011          30,599
                                                                       ---------       ---------       ---------       ---------
        Income from operations ..................................            404           1,284           2,031           3,246
                                                                       ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
   Interest expense .............................................           (830)           (517)         (1,831)         (1,093)
   Interest expense to related parties ..........................           (189)           (118)           (316)           (244)
   Other income .................................................             15              33              36              41
                                                                       ---------       ---------       ---------       ---------
      Total other income (expense) ..............................         (1,004)           (602)         (2,111)         (1,296)
                                                                       ---------       ---------       ---------       ---------
        Income (loss) before income tax expense .................           (600)            (80)
                                                                                                             682           1,950
Income tax expense (benefit) ....................................           (228)            (29)            751             267
                                                                       ---------       ---------       ---------       ---------
        Net income (loss) .......................................      $    (372)      $     415       $     (51)      $   1,199
                                                                       =========       =========       =========       =========
EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share ..............................      $    (.06)      $     .49       $    (.45)      $    1.43
   Diluted earnings (loss) per share ............................      $    (.06)      $     .43       $    (.45)      $    1.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic ........................................................        827,190         840,352         825,923         840,352
                                                                       =========       =========       =========       =========
   Diluted ......................................................        827,190         962,709         825,923         962,709
                                                                       =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                           AMERIVISION COMMUNICATIONS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                    (In thousands)


                                                                      ADDITIONAL                 RETAINED
                                                            COMMON     PAID-IN      UNEARNED     EARNING
                                                             STOCK     CAPITAL    COMPENSATION   (DEFICIT)      TOTAL
                                                             -----    ----------  ------------   ---------      -----

Balance at December 31, 2000 (restated) ...............    $     82    $  9,207     $   (125)    $(32,902)    $(23,738)
   Expiration of potential rescission claims on
        nonredeemable common stock ....................          --         129           --           --          129
   Vesting of restricted stock awards and stock
        options .......................................          --           8           42           --           50
   Forfeiture of stock awards .........................          --         (69)          69           --           --
   Cancellation of distribution payable to
        related party .................................          --          --           --        3,201        3,201
   Net income .........................................          --          --           --        3,378        3,378
                                                           --------    --------     --------     --------     --------

Balance at December 31, 2001 ..........................          82       9,275          (14)     (26,323)     (16,980)
   Issuance of common stock (unaudited) ...............          --          85           --           --           85
   Vesting of restricted stock awards and stock
        options (unaudited) ...........................          --          --           14           --           14
   Net income (unaudited) .............................          --          --           --        1,199        1,199
                                                           --------    --------     --------     --------     --------

Balance at June 30, 2002 (unaudited) ..................    $     82    $  9,360     $     --     $(25,124)    $(15,682)
                                                           ========    ========     ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       2001       2002
                                                                                         -------     -------
   Net income (loss) ................................................................    $   (51)    $ 1,199
   Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation of property and equipment ........................................        953         822
      Amortization of covenants not to compete ......................................        475         252
      Amortization of unearned compensation related to stock option and awards ......         50         139
      Deferred income tax benefit ...................................................        (29)        751
   Change in assets and liabilities:
            Decrease (increase) in operating assets:
                 Accounts receivable ................................................      1,351          81
                 Prepaid expenses and other assets ..................................        124
                                                                                                        (246)
            Increase (decrease) in operating liabilities:
                 Accounts payable and accrued expenses ..............................       (688)      1,325
                 Interest payable ...................................................         (1)        (22)
                                                                                         -------     -------
              Net cash provided by operating activities .............................      2,184       4,301
                                                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES, PURCHASE OF PROPERTY AND EQUIPMENT ............       (115)       (914)
                                                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of loans and other obligations to related parties .....................       (566)       (238)
   Net increase (decrease) in borrowings under line of credit arrangements ..........        777      (3,408)
   Proceeds from notes payable ......................................................         50          --
   Repayment of notes payable and capital lease obligations .........................     (1,278)       (571)
   Repayment of short-term notes payable to individuals .............................        (50)        (25)
                                                                                         -------     -------
              Net cash provided by (used in) financing activities ...................     (1,067)     (4,241)
                                                                                         -------     -------

Net change in cash and cash equivalents .............................................      1,002        (854)
Cash and cash equivalents at beginning of period ....................................      1,104       1,743
                                                                                         -------     -------
Cash and cash equivalents at end of period ..........................................    $ 2,106     $   889
                                                                                         =======     =======
Cash paid during the period for interest ............................................    $ 2,044     $ 1,309
                                                                                         =======     =======
Cash paid during the period for income taxes ........................................    $    --     $    --
                                                                                         =======     =======
Non cash transaction:
  Recognition of non compete agreement and related note payable .....................    $    --     $ 2,011
                                                                                         =======     =======


   The accompanying notes are an integral part of these financial statements.

                        AMERIVISION COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of June 30, 2002, and the results of its operations and cash flows for the six months ended June 30, 2001 and 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2001. The interim results are not necessarily indicative of the results for a full year.

Certain amounts in the condensed consolidated balance sheets as of June 30, 2002, have been reclassified to conform with the classifications used as of December 31, 2001.

NOTE B--EARNINGS PER SHARE (share and per share amounts not in thousands)

The computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2002, is as follows:

                                                                          Three months ended    Six months ended
                                                                                         June 30,
                                                                          ---------------------------------------
                                                                           2001       2002      2001       2002

Basic Earnings (Loss) Per Share
Net income available to nonredeemable common stockholders                 $ (372)    $  415    $  (51)    $ 1,199
                                                                          ======     ======    ======     =======
Average shares of nonredeemable common stock outstanding                     826        825       826         825
                                                                          ======     ======    ======     =======
     Basic earnings (loss) per share                                      $ (.45)    $  .50    $ (.06)    $  1.45
                                                                          ======     ======    ======     =======

Diluted Earnings (Loss) Per Share

Net income available to nonredeemable common stockholders
     and assumed conversions                                              $ (372)    $  415    $  (51)    $ 1,199
                                                                          ======     ======    ======     =======

Average shares of nonredeemable common stock outstanding                     826        825       826         825
Stock options and awards                                                      --        122        --         122
Conversion of redeemable common stock                                         --         16        --          16
                                                                          ------     ------    ------     -------
Average shares of common stock outstanding and assumed conversions           826        963       826         963
                                                                          ======     ======    ======     =======
     Diluted earnings (loss) per share                                    $ (.45)    $  .43    $ (.06)    $  1.25
                                                                          ======     ======    ======     =======

The conversion of redeemable stock was not assumed in the computation of diluted earnings (loss) per share for the three months ended June 30, 2001, or the six months ended June 30, 2001, because to do so would have been antidilutive for the periods. The conversion of convertible notes was not assumed in the computation of diluted earnings (loss) per share for the six months ended June 30, 2001 and 2002, because to do so would have been antidilutive for the periods.

NOTE C--PRIOR PERIOD ADJUSTMENT

Subsequent to December 31, 2001, the Company determined that it had incorrectly computed the amount of common stock subject to rescission by stockholders at December 31, 2000 and prior periods. Specifically, the Company did not correctly apply certain state statutes when it previously reported the amount of common stock subject to rescission. The effects of this error were to increase the stockholders' deficiency (1) from ($27,644) to ($28,427) at January 1, 1999, (2) from ($23,758) to ($24,785) at December 31, 1999, and (3) from ($22,636) to
($23,738) at December 31, 2000. The restatement did not have any affect on the previously reported results of operations or cash flows for the years ended December 31, 1999 and 2000.

NOTE D--RELATED PARTY INFORMATION

The Company has financial relationships with the following members of its Board of Directors: (a) Mr. Guthrie is the payee of the Company's promissory note, dated February 1, 2001, issued in the principal sum of $50,000, bearing interest at an annual interest rate of 14% (plus a late charge of 5% of any delinquent payment), carrying a maturity date of February, 1, 2002, and current balance of $45,000, (b) Mr. Nestegard is the payee of the Company's promissory note, dated February 1, 2001, issued in the principal sum of $325,000, bearing interest at an annual interest rate of 14% (plus a late charge of 5% of any delinquent payment), carrying a maturity date of February 1, 2002, and current balance of $292,500; (c) Mr. Telling, a former vice-president of the Company, is currently owed the monetary sum of $425,000, payable to him by the Company under the terms of an employment termination agreement entered into in December 1999 and which required an aggregate of $1,359,000 be paid to him over the succeeding four year period; and (d) Mr. Telling is the current chairman and president of Hebron Communications Corporation, a Florida corporation ("Hebron") which owns the building in which the Company's principal offices are located and from which the Company leases approximately 37,000 square feet of occupied space at an annual rental of slightly more than $500,000. Hebron is also the payee of three separate promissory notes, having an original aggregate face value of $3,451,000, issued by the Company in 1999 and 2000 as a consequence of the Company's purchase from that entity of certain telecommunications switching network equipment and Internet service product development assets. The aggregate principal balance currently owing under the notes is approximately $2,352,000, and because of cash disbursement limitations imposed by the Company's principal lender, all are in default and therefore carry annual interest rates of 18%.

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

The Company and Mr. Halliday have recently executed Consulting and Settlement Agreement, effective as of January 1, 2002, under which the Company will pay Mr. Halliday the monthly sum of $41,300 from August 2002 through November 2006 and slightly different sums in July 2002 and December 2006, and Mr. Halliday will provide the Company with consulting services and have certain of his expenses, incurred in the performance of such activities, reimbursed by the Company. The agreement also contains non-competition and non solicitation provisions. The Company's monetary obligations under this arrangement have been evidenced by a promissory note, and the Company has recorded the present value of these payments as a current asset and a current liability. As a result of the shareholders' June 2002 election of a new board of directors, a "change of control" occurred under the note so as to place the Company in a state of technical default and Mr. Halliday in a position to demand full payment of the note's current principal balance of approximately $2 million. Mr. Halliday has informed the Company that he has no intention of exercising his demand rights as long as he believes the Company's management to be exercising reasonable and prudent business judgment in its managerial duties, and that no significant business decisions are being made without prior approval of the Company's board of directors or a representative with delegated authority to act for the board.

During the three months ended June 30, 2002, the Company recorded long distance telecommunications service revenue from a single customer constituting approximately 18% of its total revenues for the period. In August 2002, the Company was notified by the customer of its intended redirection of its telecommunications service needs to other carriers during the third quarter 2002.

NOTE E--LEGAL MATTERS

In February 2001, the State of Florida assessed the Company for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998, to the extent of approximately $1,728, including penalties and interest of approximately $847. The Company agreed with $14 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1,714, and has asserted that satisfaction of any underpaid taxes was the responsibility of the Company's third-party billing and collection companies. The State of Florida has requested an extension to December 31, 2003 to complete its audit. The Company believes that it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2001 or June 30, 2002.

NOTE F--SUBSEQUENT EVENT

On August 6, 2002, the Company was notified by Coast Business Credit, a Division of Southern Pacific Bank ("Coast"), the Company's primary lender, of its intention not to renew the Credit Facility following the occurrence of its current maturity date, January 30, 2003. The Company is currently considering available financing options, including an extension of the Coast relationship upon alternative terms. If the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company's ability to continue operations at its current levels or to meets its obligations as they come due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

     The historical financial data presented in the following table for and at the end of the six-month periods ended June 30, 2001 and 2002 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the six months ended June 30, 2002 are not necessarily indicative of the results to be achieved for the full year.

     The data presented below should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Six Months Ended
                                                                     June 30,
                                                             ------------------------
                                                                2001            2002
                                                             ---------       ---------

BALANCE SHEET DATA:
  Working capital (deficit) ...........................      $ (23,740)      $ (17,878)
  Total long-term debt ................................      $   8,544       $   3,796
  Total stockholder's deficit .........................      $ (22,637)      $ (15,682)

OTHER FINANCIAL DATA:
  EBITDA (1) ..........................................      $   3,459       $   4,321

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

GENERAL

     The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $80.8 million in net sales in 2001. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at December 31, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future due to decreased long-distance traffic and users. The net sales for the three and six months ended June 30, 2001 totaled $20.3 million and 42.0 million, respectively, compared to $17.5 million and 33.8 million, respectively, for the three months ended June 30, 2002.

     From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the year ended December 31, 1999, 2000 and 2001, the Company generated net income of $2.2 million, $0.8 million, and $3.4 million, respectively. The improvements of net income from operating activities were primarily achieved from reductions in operating expenses. The Company reduced its accumulated stockholders' deficiency from approximately $25.8 million at December 31, 1997 to approximately $16.9 million at December 31, 2001. The net income generated during the three and six months ended June 30, 2002 also contributed to the decrease in accumulated stockholders' deficiency to approximately $15.7 million at March 31, 2002. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's payment of quarterly distributions to its stockholders between 1994 and 1997, totaling approximately $19.0 million, and by stock redemptions totaling approximately $4.7 million. The Company's current liabilities exceeded its current assets by approximately $22.7 million, $19.6 million, and $17.9 million at December 31, 2000, December 31, 2001 and at June 30, 2002, respectively.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

     The following table sets forth for the three-month and six-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------        -------------------------
                                                                    2001                 2002          2001               2002
                                                                   ------               ------        ------             ------

Net sales .......................................................   100.0%               100.0%        100.0%             100.0%
                                                                   ------               ------        ------             ------

Operating expenses:
     Cost of telecommunication service ..........................    48.7%                48.8%         45.2%              44.5%
     Selling, general & administrative expense ..................    46.7%                40.8%         46.5%              42.7%
     Depreciation and amortization expense ......................     2.6%                 3.1%          3.5%               3.2%
                                                                   ------               ------        ------             ------
          Total operating expenses ..............................    98.0%                92.7%         95.2%              90.4%
                                                                   ------               ------        ------             ------

Income from operations ..........................................     2.0%                 7.3%          4.8%               9.6%

Interest expense ................................................    (5.0)%               (3.6)%        (5.1)%             (4.0)%

Other income ....................................................     0.1%                 0.2%          0.1%               0.1%
                                                                   ------               ------        ------             ------

Income (loss) before income tax .................................    (2.9)%                3.9%         (0.2)%              5.7%

Income tax (benefit) expense ....................................    (1.1)%                1.5%         (0.1)%              2.2%
                                                                   ------               ------        ------             ------

Net income (loss) ...............................................    (1.8)%                2.4%         (0.1)%              3.5%
                                                                   ======               ======        ======             ======

     NET SALES: Net sales decreased 14.1% to $17.5 million for the current quarter from $20.3 million for the year earlier quarter. Net sales decreased 19.5% to $33.8 million for the six months ended June 30, 2002 from $42.0 million for the six months ended June 30, 2001. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 97 million minutes for the current quarter compared to 133 million minutes for the year earlier quarter, a decrease of 27.1%.

     COST OF TELECOMMUNICATION SERVICES: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the six months ended June 30, 2002, the Company's overall cost per minute decreased as compared to the three and six months ended June 30, 2001. This decrease resulted from rate reductions received by the Company from its switchless carrier. During the three and six months ended June 30, 2002 and 2001, the amounts and relative percentage of net sales to each of its providers was as follows:

                                             THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------  -------------------------------------------
                                              2001                 2002                  2001                  2002
                                      -------------------  --------------------  --------------------  ---------------------
                                       AMOUNT     % OF      AMOUNT      % OF      AMOUNT      % OF      AMOUNT       % OF
                                      (000'S)   NET SALES   (000'S)   NET SALES   (000'S)   NET SALES   (000'S)    NET SALES
                                      -------   ---------  --------   ---------  --------   ---------  --------    ---------

Switchless carrier costs ..........   $ 5,508     27.1%    $ 5,694      32.6%    $11,604      27.6%     $ 9,453      27.9%
Switched Operations Cost ..........     1,984      9.8%      1,632       9.3%      3,911       9.3%       3,300       9.8%
PICC/USF Fee and other ............     2,417     11.8%      1,197       6.9%      3,501       8.3%       2,310       6.8%
                                      -------    -----     -------     -----     -------     -----      -------     -----
     Total ........................   $ 9,909     48.7%    $ 8,523      48.8%    $19,016      45.2%     $15,063      44.5%
                                      =======    =====     =======     =====     =======     =====      =======     =====

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: The significant components of selling, general and administrative expenses include the following:

                                             THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                      -----------------------------------------  -------------------------------------------
                                              2001                 2002                  2001                  2002
                                      -------------------  --------------------  --------------------  ---------------------
                                       AMOUNT     % OF      AMOUNT      % OF      AMOUNT      % OF      AMOUNT       % OF
                                      (000'S)   NET SALES   (000'S)   NET SALES   (000'S)   NET SALES   (000'S)    NET SALES
                                      -------   ---------  --------   ---------  --------   ---------  --------    ---------

Billing fees and charges ............ $ 2,470     12.1%    $ 1,618       9.3%    $ 4,767      11.3%    $ 3,485       10.3%
Advertising and marketing expense ...     701      3.4%        383       2.2%      1,532       3.6%        806        2.4%
Payments to non-profit
   organizations ....................   1,299      6.4%      1,133       6.5%      2,874       6.8%      2,345        6.9%
Payroll expense .....................   2,749     13.5%      1,829      10.5%      5,945      14.1%      3,810       11.3%
Other ...............................   2,271     11.3%      2,162      12.3%      4,449      10.7%      4,015       11.8%
                                      -------    -----     -------     -----     -------     -----     -------      -----
     Total .......................... $ 9,490     46.7%    $ 7,125      40.8%    $19,567      46.5%    $14,461       42.7%
                                      =======    =====     =======     =====     =======     =====     =======      =====

     Billing Fees and Charges: Billing fees and charges include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from the Company's direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel. The reduction in the overall billing fees and charges from 2001 to 2002 is due primarily to improvements in the Company's internal collection process.

     Advertising and Marketing Expense: Advertising expense decreased for the three months and six months ended June 30, 2002 to $383,000 and $806,000, respectively, compared to $701,000 and $1,532,000 in the same periods in 2001, respectively. The decrease was primarily due to more focused efforts on specific advertising.

     Payments to Non-Profit Organizations: Payments to non-profit organizations for the three months and six months ended June 30, 2002 were $1.1 million and $2.3 million, respectively, compared to $1.3 million and $2.9 million for the same periods in 2001, respectively. During each period, the Company made Partner Sharing payments to over 30,000 non-profit organizations, of which approximately 40.0% were paid to ten organizations.

     Payroll Expenses: Payroll expenses decreased by approximately $2.1 million from the six months ended June 30, 2001 to 2002 and approximately $900,000 from the three months ended June 30, 2001 to 2002, due primarily to reorganization efforts and elimination of duplicated expenses.

     Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 4.8% and 9.8% during the three months and six months ended June 30, 2002, respectively, compared to the same periods in 2001. This decrease was due to increased controls on expenses.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense totaled $ 538,000 and $1.1 million for the three and six months ended June 30, 2002, respectively, compared to $534,000 and $1.4 million in same periods in 2001, respectively. This decrease is primarily attributable to significant assets acquired in prior years becoming fully depreciated.

     INTEREST EXPENSE AND OTHER FINANCE CHARGES: Interest expense and other finance charges decreased to $635,000 and $1.3 million for the three months and six months ended June 30, 2002, respectively, compared to $1.0 million and $2.1 million in the same periods in 2001, respectively. This decrease is attributable to a reduction in the Company's LOC balance due to repayments from operating cash flow.

     INCOME TAX EXPENSE: During the three months and six months ended June 30, 2002 the Company recorded deferred income tax expense (benefit) of approximately $267,000 and $751,000, respectively. This compared to $(228,000) and $(29,000)
for the three months and six months ended June 30, 2001, respectively. The income tax expense (benefits) recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

     NET INCOME: During the three months and six months ended June 30, 2002 the Company reported net income of $415,000 and $1.2 million, respectively. This compared to net (loss) of $(372,000) and $(51,000) for the three months and six months ended June 30, 2001.

FINANCIAL CONDITION AND LIQUIDITY

     Overall the Company's financial condition and liquidity continued to improve during the six months ended June 30, 2002. The major factor underlying this improvement was the reduction in its negative working capital position by approximately $1.8 million over the first six months of 2002. Specifically, in the first six months of 2002 the Company reduced its credit facility by over $3.4 million.

     Net cash provided by operations for the six months ended June 30, 2002 and 2001 was $4.3 million and $2.2 million, respectively. The variations in cash flow from operations are primarily attributable to net income for the period, the timing of collections on accounts receivable, and the timing of payment of accounts payable.

     In 2001, the Company and its lender modified the LOC to provide availability of $28.5 million. Current availability is limited to a calculated amount based on financial results and loan formula restrictions of which approximately $15.2 million was outstanding as of June 30, 2002. The remaining balance is available to the Company for working capital, capital improvements, debt reduction and required reserves. The LOC is secured by a blanket lien on all of the Company's assets, including accounts receivable and the Company's customer base. The terms of the LOC are for three years from initial funding, with an interest rate of prime plus 3.5% (with a floor of 9%). Although the LOC has a three-year term, it is classified as a current liability in the Company's financial statements because the agreement contains certain subjective acceleration clauses and requires that all cash receipts be deposited to a lockbox, the proceeds of which are used daily to repay the debt. The LOC matures on January 31, 2003. On August 6, 2002, the Company was notified by the lender of its intent not to renew the LOC beyond the maturity date. See Item 5. Other Information, for further discussion.

     The Company expects to incur future capital expenditures of approximately $200,000 related to upgrades to the Company's management information systems and various aspects of reorganization.

     OPERATING ACTIVITIES

     Significant sources of cash in operating activities for the six months ended June 30, 2002 include increases in accounts payable of $1.3 million, primarily due to increases in carrier payables. The Company also generated cash from operations by recording net income of $1.2 million; $751,000 from recording a deferred income tax expense; and $1.2 million in certain non-cash expenses, principally depreciation and amortization.

     Significant sources of cash in operating activities for the six months ended June 30, 2001 include decreases in accounts receivable of $1.4 million. The Company also generated cash from operations by recording certain non-cash expenses, principally depreciation and amortization, totaling $1.5 million. Significant uses of cash in operating activities include reductions in accounts payable of $689,000.

     INVESTING ACTIVITIES

     The Company's investing activities for the six months ended June 30, 2002 and 2001 consisted primarily of property and equipment purchases of $914,000 and $115,000, respectively.

     FINANCING ACTIVITIES

     During the six months ended June 30, 2002 and 2001, financing activities used $4.2 million and $1.1 million, respectively, in cash. The most significant use of cash in 2002 was the repayments of notes and leases payable, including the Company's LOC. The repayment of loans to related parties totaled $566,000 and $238,000, respectively, for the six months ended June 30, 2002 and 2001.

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

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         In February 2001, the State of Florida assessed the Company for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998, to the extent of approximately $1,728, including penalties and interest of approximately $847. The Company agreed with $14 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1,714, and has asserted that satisfaction of any underpaid taxes was the responsibility of the Company's third-party billing and collection companies. The State of Florida has requested an extension to December 31, 2002 to complete its audit. The Company believes that it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2001.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held in Oklahoma City, Oklahoma at 1:00 p.m. local time, on Thursday, June 27, 2002. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. Out of 847,975 shares of the Company's single class of authorized capital stock which were outstanding and entitled to vote at such meeting, 634,354 shares, or approximately 74.8%, were present either in person or by proxy. Four separate matters were presented by the Company's board of directors for voting consideration by shareholders, including:

                  (1) Approval of a replacement set of Company bylaws which contemplated, among other provisions, the establishment of a classified board of directors (Proposal #1);

                  (2) Contingent upon the approval of Proposal #1, approval of a specific number of persons to serve on the Company's classified board of directors, as among seven, eight or nine (Proposal #2);

                   (3) Election of directors (Proposal #3);

                  (4) Ratification of the board of directors' selection of the Company's independent auditors for the fiscal year ending December 31, 2002 (Proposal #4).

         In advance of the vote on Proposal #1, a shareholder motion was properly presented proposing an amendment to the replacement set of bylaws which, if passed, would establish a nine member non-classified board of directors each of whose members would be elected annually. Such motion was approved by the shareholders, who thereafter separately voted to approve the replacement set of bylaws, as so amended. Those actions resulted in a need to elect a nine member board of directors. In the proxy materials furnished by the Company's incumbent board of directors, the following nine individuals were identified as having been nominated for election to such positions: Danny Bannister, Arch Bonnema, David Clark, Belarmino Gonzalez, David High, Kenneth Kolek, Arthur Richardson, John Telling and Loren Unruh. At the meeting, the following five additional individuals were nominated by shareholder motions:
Thomas Choquette, Sharon Freeny, Wilbur Fulbright, Kenneth Guthrie and Curtis Nestegard, giving rise to a total of 14 nominees running for nine open board seats. As identified in the following vote tabulation, the nine individuals elected at the meeting to serve as members of the Company's board of directors for the annual period ending concurrently with the conduct of the Company's 2002 annual shareholder meeting were: David Clark, Thomas Choquette, Sharon Freeny, Wilbur Fulbright, Belarmino Gonzalez, Kenneth Guthrie, Curtis Nestegard, Arthur Richardson and John Telling.

         The number of shareholder votes cast, either in person or by proxy, with respect to each voting proposal presented to the shareholders, including the number of votes cast with respect to each nominee for the position of Company director, is set forth below:

                                             FOR      AGAINST       ABSTAIN
                                             ---      -------       -------

        Amendment to replacement           383,699    272,466         1,239
        Company bylaws establishing
        a nine member,
        non-classified board of
        directors

        Proposal #1                        640,544      9,889         1,315

        Proposal #2 was not voted
        upon due to passage of
        Proposal #1, as amended

        Proposal #3:


              DIRECTOR NOMINEE               FOR      AGAINST       ABSTAIN
              ----------------               ---      -------       -------

        David Clark                        524,540       566         2,902
        Belamino Gonzalez                  502,919       200         2,902
        Kenneth Guthrie                    467,120        --            --
        Art Richardson                     465,043       316         2,902
        John Telling                       445,937     6,766         2,322
        Wilbur Fulbright                   407,822        --            --
        Tom Choquette                      393,693        --            --
        Sharon Freeny                      379,526        --            --
        Curtis Nestegard                   363,796        --            --
        Kenneth Kolek                      314,722       460           638
        Danny Bannister                    283,175       200         2,902
        Loren Unruh                        270,081       600         2,702
        Arch Bonnema                       251,352       900         2,253
        David High                         201,948       217         9,022

        Proposal #4                        623,748     7,529         3,077

ITEM 5.           OTHER INFORMATION

SUBSEQUENT EVENTS

         On July 17, 2002, Mr. Kolek, the Company's Chief Executive Officer, and the Board of Directors gave notice of their mutual intention to not renew the consulting agreement between Mr. Kolek and the Company effective as of August 16, 2002. The Company's board of directors has appointed one of its members, John E. Telling, to serve as interim Chief Executive Officer while it conducts a formal search for a permanent replacement.

         On August 6, 2002, the Company was notified by Coast Business Credit, a Division of Southern Pacific Bank ("Coast"), the Company's primary lender, of its intention not to renew the LOC following the occurrence of its current maturity date, January 31, 2003. The Company is currently considering available financing options, including an extension of the Coast relationship upon alternative terms. See Item 6. Exhibits and Reports on 8-K.

         During the three months ended June 30, 2002, the Company recorded long distance telecommunications service revenue from a single customer constituting approximately 18% of its total revenues for the period. In August 2002 the Company was notified by the customer of its intended redirection of its telecommunications service needs to other carriers during the third quarter 2002.

           The Company is aware of the reported precarious financial condition of certain major telecommunications companies. The Company has no long-term contracts with any of these companies. The Company is implementing a plan to diversify its risk by utilizing several different carriers so as to better protect its customers' service requirements. The Company anticipates that no significant disruptions of its telecommunications services will arise from these industry conditions.

AGREEMENTS WITH RELATED PARTIES

         The Company and Stephen Halliday, a former director, chief executive officer and president of the Company, are parties to a recently executed Consulting and Settlement Agreement, effective as of January 1, 2002, under which the Company will pay Mr. Halliday the monthly sum of $41,300 from August 2002 through November 2006 and slightly different sums in July 2002 and December 2006, and Mr. Halliday will provide the Company with consulting services and have certain of his expenses, incurred in the performance of such activities, reimbursed by the Company. The agreement also contains non-competition and non solicitation provisions. The Company's monetary obligations under this arrangement have been evidenced by a promissory note, and the Company has recorded the present value of these payments as a current asset and a current liability. As a result of the shareholders' June 2002 election of a new board of directors, a "change of control" occurred under the note so as to place the Company in a state of technical default and Mr. Halliday in a position to demand full payment of the note's current principal balance of approximately $2 million. Mr. Halliday has informed the Company that he has no intention of exercising his demand rights as long as he believes the Company's management to be exercising reasonable and prudent business judgment in its managerial duties, and that no significant business decisions are being made without prior approval of the Company's board of directors or a representative with delegated authority to act for the board. See Item 6. Exhibits and Reports on 8-K.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Company Bylaws as approved at the Company's 2002 annual shareholder meeting

         Consulting and Settlement Agreement between the Company and Stephen Halliday

         Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

         Not applicable; however a Form 8-K filing was made by the Company on July 31, 2002 to report the change of control resulting from the shareholders' election, on June 27, 2002, of a new board of directors, the voting results of which were not affirmed until July 17, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERIVISION COMMUNICATIONS, INC.

DATE: August 16, 2002                 /s/ Kenneth R. Kolek
                                      --------------------
                                      Kenneth R. Kolek, President and
                                      Chief Executive Officer

                                      /s/ Loni Woodley
                                      ----------------
                                      Loni Woodley, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                           DESCRIPTION
-------                                          -----------

 3(ii)           --  Company bylaws, as amended

 10.1            --  Consulting and Settlement Agreement, effective as of January 1, 2002, by and between the Company and Steven Halliday

 99.1            --  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002

 99.2            --  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906
                     of the Sarbanes-Oxley Act of 2002