Form 10-Q/A
period 2002-06-30
AMERIVISION COMMUNICATIONS INC
filed 2002-09-04
CIK 879385

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)




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

                                EXPLANATORY NOTE



         This Amendment is being filed to reflect corrections to typographical errors in the Condensed Consolidated Statements of Operations.

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

                        AMERIVISION COMMUNICATIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                       -------------------------       -------------------------
                                                                          2001            2002            2001            2002
                                                                       ---------       ---------       ---------       ---------
REVENUES:
   Net sales ....................................................      $  20,337       $  17,470       $  42,042       $  33,845

OPERATING EXPENSES:
   Cost of telecommunication services ...........................          9,909           8,523          19,016          15,063
   Selling, general and administrative expenses .................          9,490           7,125          19,567          14,461
   Depreciation and amortization ................................            534             538           1,428           1,075
                                                                       ---------       ---------       ---------       ---------
      Total operating expenses ..................................         19,933          16,186          40,011          30,599
                                                                       ---------       ---------       ---------       ---------
        Income from operations ..................................            404           1,284           2,031           3,246
                                                                       ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
   Interest expense .............................................           (830)           (517)         (1,831)         (1,093)
   Interest expense to related parties ..........................           (189)           (118)           (316)           (244)
   Other income .................................................             15              33              36              41
                                                                       ---------       ---------       ---------       ---------
      Total other income (expense) ..............................         (1,004)           (602)         (2,111)         (1,296)
                                                                       ---------       ---------       ---------       ---------
        Income (loss) before income tax expense .................           (600)            682             (80)          1,950

Income tax expense (benefit) ....................................           (228)            267             (29)            751
                                                                       ---------       ---------       ---------       ---------
        Net income (loss) .......................................      $    (372)      $     415       $     (51)      $   1,199
                                                                       =========       =========       =========       =========
EARNINGS (LOSS) PER SHARE:
   Basic earnings (loss) per share ..............................      $    (.06)      $     .49       $    (.45)      $    1.43
   Diluted earnings (loss) per share ............................      $    (.06)      $     .43       $    (.45)      $    1.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic ........................................................        827,190         840,352         825,923         840,352
                                                                       =========       =========       =========       =========
   Diluted ......................................................        827,190         962,709         825,923         962,709
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

                                      AMERIVISION COMMUNICATIONS, INC.

DATE: September 4, 2002               /s/ John E. Telling
                                      --------------------
                                      John E. Telling, President and
                                      Chief Executive Officer

                                      /s/ Loni Woodley
                                      ----------------
                                      Loni Woodley, Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial Officer)