Form 10-Q
period 2002-09-30
AMERIVISION COMMUNICATIONS INC
filed 2002-11-19
CIK 879385

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30 2002.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission file number 0-27683

AMERIVISION COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1378798 (I.R.S. Employer Identification No.)
5900 Mosteller Drive, Suite 1600 Oklahoma City, Oklahoma (Address of principal executive offices)	73112 (Zip Code)
(405) 600-3500 (Registrant's telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Outstanding shares of the registrant's common stock, par value $0.10 per share, at October 31, 2002: 847,975.

AMERIVISION COMMUNICATIONS, INC.

INDEX

		Page No.
Part I.	Financial Information	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets—December 31, 2001 and September 30, 2002 (unaudited)	1
	Condensed Consolidated Statements of Operations (unaudited)—Three months and nine months ended September 30, 2001 and 2002	2
	Condensed Consolidated Statements of Stockholders' Deficiency for the year ended December 31, 2001 and nine months ended September 30, 2002 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows (unaudited)—Nine months ended September 30, 2001 and 2002	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13
Part II.	Other Information	14
Item 1.	Legal Proceedings	14
Item 2.	Changes in Securities and Use of Proceeds	14
Item 3.	Default Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits and reports on Form 8-K	15
Signatures		16

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERIVISION COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Information at September 30, 2002 is unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current Assets:
Cash	$1,743	$1,126
Accounts receivable, net of allowance for uncollectible accounts of $900 and $1,946 at December 31, 2001 and September 30, 2002, respectively	10,944	11,850
Prepaid expenses and other current assets	530	851

Total current assets	13,217	13,827
Property and equipment, net	2,939	2,836
Net deferred income tax benefits	2,310	1,293
Covenants not to compete, net	1,030	2,558
Other assets	639	623

Total assets	$20,135	$21,137

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Revolving line of credit	$18,573	$15,872
Accounts payable and accrued expenses	8,921	10,157
Current portion of other notes payable and capital lease obligations	2,297	969
Loans and notes payable to related parties, current portion	2,737	5,339
Short-term notes payable to individuals	324	279

Total current liabilities	32,852	32,616

Long-term debt to related parties, net of current portion	1,172	494

Long-term debt, net of current portion	190	452

Redeemable common stock, carried at redemption value	1,597	1,200

Common stock subject to rescission	1,304	—

Commitments and Contingencies
Stockholders' deficiency:
Common stock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at December 31, 2001and September 30, 2002 of 824,515 and 832,438, respectively, net of 15,537 redeemable shares	82	82
Additional paid-in capital	9,275	11,000
Unearned compensation	(14)	—
Retained earnings (accumulated deficit)	(26,323)	(24,707)

Total stockholders' deficiency	(16,980)	(13,625)

Total liabilities and stockholders' deficiency	$20,135	$21,137

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Revenues:
Net sales	$19,973	$16,538	$62,015	$50,384

Operating expenses:
Cost of telecommunication services	8,434	7,143	27,450	22,126
Selling, general and administrative expenses	9,349	7,446	28,916	21,987
Depreciation and amortization	725	608	2,153	1,684

Total operating expenses	18,508	15,197	58,519	45,797

Income from operations	1,465	1,341	3,496	4,587

Other income (expense):
Interest expense	(740)	(488)	(2,571)	(1,580)
Interest expense to related parties	(220)	(180)	(536)	(425)
Other income	18	9	54	50

Total other income (expense)	(942)	(659)	(3,053)	(1,955)

Income before income tax expense	523	682	443	2,632
Income tax expense	215	265	185	1,016

Net income	$308	$417	$258	$1,616

Earnings per share:
Basic earnings per share	$.37	$.50	$.31	$1.95
Diluted earnings per share	$.32	$.44	$.26	$1.69
Weighted average common shares outstanding:
Basic	827,190	831,866	826,346	830,307

Diluted	975,771	954,618	975,771	954,393

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC.

COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(In thousands)

	Stockholders' deficiency
	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earning (Deficit)	Total
Balance at December 31, 2000 (restated)	82	9,207	(125)	(32,902)	(23,738)
Expiration of potential rescission claims on nonredeemable common stock	—	129	—	—	129
Vesting of restricted stock awards and stock options	—	8	42	—	50
Forfeiture of stock awards	—	(69)	69	—	—
Cancellation of distribution payable to related party	—	—	—	3,201	3,201
Net income	—	—	—	3,378	3,378

Balance at December 31, 2001	82	9,275	(14)	(26,323)	(16,980)
Issuance of common stock (unaudited)	—	105	—	—	105
Vesting of restricted stock awards and stock options (unaudited)	—	—	14	—	14
Expiration of potential rescission claims on nonredeemable common stock (unaudited)	—	1,223	—	—	1,223
Decrease in redemption value of redeemable common stock (unaudited)	—	397	—	—	397
Net income (unaudited)	—	—	—	1,616	1,616

Balance at September 30, 2002 (unaudited)	$82	$11,000	$—	$(24,707)	$(13,625)

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$258	$1,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,441	1,306
Amortization of covenants not to compete	712	378
Gain on sale of long-lived assets	45	—
Amortization of unearned compensation related to stock option and awards	75	123
Deferred income tax benefit	185	1,017
Change in assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	2,031	(906)
Prepaid expenses and other assets	183	(305)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,058)	1,203
Interest payable	4	33

Net cash provided by operating activities	3,876	4,465

Cash flows from investing activities, purchase of property and equipment	(269)	(1,203)

Cash flows from financing activities:
Repayments of loans and other obligations to related parties	(732)	(462)
Net decrease in borrowings under line of credit arrangements	(1,020)	(2,701)
Proceeds from notes payable	50	—
Repayment of notes payable and capital lease obligations	(1,536)	(691)
Repayment of short-term notes payable to individuals	(63)	(25)

Net cash (used in) financing activities	(3,301)	(3,879)

Net change in cash and cash equivalents	306	(617)
Cash and cash equivalents at beginning of period	1,104	1,743

Cash and cash equivalents at end of period	$1,410	$1,126

Cash paid during the period for interest	$2,955	$1,972

Cash paid during the period for income taxes	$—	$—

Supplemental non-cash activity:
Cancellation of distribution payable	$3,201	$—

Recognition of non compete and related note payable	$—	$2,011

Transfer of notes payable to loans to related parties	$—	$375

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A—BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of the Company's management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly the Company's financial position as of September 30, 2002, and the results of its operations and cash flows for the nine months ended September 30, 2001 and 2002.

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

        Certain amounts in the condensed balance sheets as of September 30, 2002, have been reclassified to conform with the classifications used as of December 31, 2001.

NOTE B—EARNINGS PER SHARE (dollars in thousands, share and per share amounts not in thousands)

        The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2002, is as follows:

	Three months ended		Nine months ended
	September 30,
	2001	2002	2001	2002
Basic Earnings (Loss) Per Share
Net income available to nonredeemable common stockholders	$308	$417	$258	$1,616

Average shares of nonredeemable common stock outstanding	827	832	827	830

Basic earnings (loss) per share	$.37	$.50	$.31	$1.95

Diluted Earnings (Loss) Per Share
Net income available to nonredeemable common stockholders and assumed conversions	$308	$417	$258	$1,616

Average shares of nonredeemable common stock outstanding	827	832	827	830
Stock options and awards	133	107	133	109
Conversion of redeemable common stock	16	16	16	16

Average shares of common stock outstanding and assumed conversions	976	955	976	955

Diluted earnings (loss) per share	$.32	$.44	$.26	$1.69

        The conversion of convertible notes was not assumed in the computation of diluted earnings per share for the nine months ended September 30, 2001 and 2002, because to do so would have been antidilutive for the periods.

NOTE C—PRIOR PERIOD ADJUSTMENT

        Subsequent to December 31, 2001, the Company determined that it had incorrectly computed the amount of common stock subject to rescission by stockholders at December 31, 2000 and prior periods. Specifically, the Company did not apply correct state statutes when it previously reported the amount of common stock subject to rescission. The effects of this error were to increase the stockholders' deficiency (in thousands) (1) from ($27,644) to ($28,427) at January 1, 1999, (2) from ($23,758) to ($24,785) at December 31, 1999, and (3) from ($22,636) to ($23,738) at December 31, 2000. The restatement did not have any affect on the previously reported results of operations or cash flows for the years ended December 31, 1999 and 2000.

NOTE D—RELATED PARTY INFORMATION

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

        The Company and Mr. Halliday have entered into a settlement agreement under terms that have resulted in a cancellation of the CEO Agreement, an acknowledgment by the Company that it will pay Mr. Halliday monthly payments of $37,500, extending through December 2006, and the execution of an independent contractor agreement under which Mr. Halliday will provide the Company with a variety of substantive consulting services and will have certain of his expenses incurred, directly or indirectly, in the performance of such activities reimbursed by the Company. The agreement also contains a non-competition and non-solicitation provision. The Company has recorded the present value of these payments as a long-term asset, and is amortizing the asset over the contractual period of the agreement. As a result of the shareholders June 2002 election of a new board or directors, however, a "change in control", as determined in the agreement has occurred, and Mr. Halliday has the right to demand full payment of the note's principal balance. Mr. Halliday has informed the Company that he has no current intentions of exercising his demand rights, but has not expressly and irrevocably waived has rights to demand payment. Accordingly, the liability is classified as a current obligation in the Company's financial statements.

NOTE E—MAJOR CUSTOMER AND SUPPLIER

        During the nine months ended September 30, 2002, the Company recorded long distance telecommunications service revenue from a single customer constituting approximately 10% of its total revenues for the period. In September 2002, it was mutually agreed to have the customer redirect its telecommunications service needs to other carriers. The customer has disputed certain charges from the Company and therefore has not paid an amount of approximately $2.2 million owed to the Company. The Company believes it has adequate documentation of all charges and will prevail in the dispute. However, the Company believes it has provided for adequate reserves for the amount recorded in accounts receivable in the case of an unsuccessful outcome.

        The Company is aware of the negative financial condition of certain major telecommunication companies. The Company does not have any long-term contracts with these companies. The Company is implementing a plan to diversify its risk by utilizing several different carriers to protect the service level to its customers. The Company anticipates that its customers will not have any significant disruptions of service due to the negative financial condition of these major companies.

NOTE E—LEGAL MATTERS

        In February 2001, the State of Florida assessed the Company for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998, to the extent of approximately $1.7 million, including penalties and interest of approximately $847,000. The Company agreed with $14,000 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of approximately $1.7 million, and has asserted that satisfaction of any underpaid taxes was the responsibility of the Company's third-party billing and collection companies. The State of Florida has requested an extension to December 31, 2003 to complete its audit. The Company believes that it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2001 or September 30, 2002.

NOTE F—SUBSEQUENT EVENT

        On August 6, 2002, the Company was notified by Coast Business Credit, a Division of Southern Pacific Bank ("Coast"), the Company's primary lender, of its intention not to renew its Credit Facility following the occurrence of its current maturity date, January 30, 2003. During September the Company was also notified of an event of default under the current Credit Facility. This event of default resulted from a decrease in the appraised value of the Company's subscriber base, which was larger than allowed by the loan agreement.

        The Company anticipates signing an amendment to the existing loan agreement with Coast, which will provide for a forebearance from taking any further actions against the Company through the maturity date. In consideration for the amendment, the Company will be required to reduce the loan to determined levels, pay certain fees, not make any payments to subordinate note holders, and follow a determined plan for expenditures, among others. Following amendment, the Company expects maximum borrowing under the Credit Facility to be $15.75 million at November 20, 2002 reducing to $14.5 million at January 30, 2003.

        The Company is currently considering available financing options, including an extension of the Coast relationship upon alternative terms. If the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company's ability to continue operations at its current levels or to meet its obligations as they come due.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

        The historical financial data presented in the following table for and at the end of the nine-month periods ended September 30, 2001 and 2002 are derived from the unaudited consolidated financial statements of the Company. In the opinion of management of the Company, such unaudited consolidated condensed financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial data for such periods. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be achieved for the full year.

        The data presented below should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included elsewhere herein.

	Nine Months Ended September 30,
	2001	2002
BALANCE SHEET DATA:
Working capital (deficit)	$(22,317)	$(18,789)
Total long-term debt	$5,558	$2,146
Total stockholder's deficit	$(19,031)	$(13,635)
OTHER FINANCIAL DATA:
EBITDA (1)	$5,649	$6,271

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

GENERAL

        The Company provides domestic long distance and other telecommunications services, primarily to residential users. Since its formation in 1991, the Company's annual long distance telephone volume has grown from approximately $1.0 million in net sales in 1991 to approximately $80.8 million in net sales in 2001. Substantially all of this growth is attributable to the increase in the Company's subscriber base. The Company's subscriber base has increased from approximately 30,000 subscribers at the beginning of 1994 to approximately 400,000 subscribers at December 31, 2001. The Company does not, however, expect its revenues or subscriber base to continue to grow at this rate in the future. The net sales for the nine months ended September 30, 2002 totaled $50.4 million compared to $62.0 million for the nine months ended September 30, 2001.

        From its inception through December 31, 1998, the Company had incurred cumulative net operating losses totaling approximately $12.1 million. During the years ended December 31, 1999, 2000 and 2001, the Company generated net income of $2.2 million, $0.8 million, and $3.4 million, respectively. The improvements of net income from operating activities were primarily achieved from reductions in operating expenses. The Company reduced its accumulated stockholders' deficiency from approximately $25.8 million at December 31, 1997 to approximately $16.9 million at December 31, 2001. The net income generated during the nine months ended September 30, 2002 also contributed to the decrease in accumulated stockholders' deficiency to approximately $15.2 million at September 30,

2002. In addition to the net operating losses, the accumulated deficit has been attributed to the Company's declaration of quarterly distributions to its stockholders during 1994 through 1997 totaling approximately $16.0 million and by redemptions totaling approximately $4.7 million. The Company's current liabilities exceeded its current assets by approximately $22.7 million, $19.6 million, and $18.8 million at December 31, 2000, December 31, 2001 and at September 30, 2002, respectively.

        The Company bills its customers under several different methods. Some customers receive their long distance bills directly from the Company. The Company also has billing and collection agreements with several of the Registered Bell Operating Companies, or RBOCs. Customers who are billed through the RBOCs receive their long distance phone bill with their local phone bill from the RBOC. The Company also utilizes one third party billing and collection service for customer billings through other Local Exchange Carriers, or LECs or RBOCs with whom the Company does not have a separate billing and collection agreement.

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

        Interest expense includes the cost of financing the Company's accounts receivable and asset purchases, including loans from its primary financial institution under a line of credit facility, or LOC.

        The Company has recognized net deferred tax assets, primarily due to net operating loss carryforwards.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

        The following table sets forth for the three-month and nine-month periods indicated the percentage of net sales represented by certain items in the Company's statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Cost of telecommunication service	42.2%	43.2%	44.3%	43.9%
Selling, general & administrative expense	46.8%	45.0%	46.6%	43.6%
Depreciation and amortization expense	3.6%	3.7%	3.5%	3.4%

Total operating expenses	92.6%	91.9%	94.4%	90.9%

Income from operations	7.4%	8.1%	5.6%	9.1%
Interest expense and other	(4.8)%	(4.0)%	(4.9)%	(3.9)%

Income before income tax	(2.6)%	4.1%	0.7%	5.2%
Income tax expense	1.1%	1.6%	0.3%	2.0%

Net income	1.5%	2.5%	0.4%	3.2%

        NET SALES: Net sales decreased 17.2% to $16.5 million for the current quarter from $20.0 million for the year earlier quarter. Net sales decreased 18.8% to $50.4 million for the nine months ended September 30, 2002 from $62.0 million for the nine months ended September 30, 2001. This decrease was the result of a decrease in total minutes of traffic and a reduction in minutes under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 98 million minutes for the current quarter compared to 131 million minutes for the year earlier quarter, a decrease of 27.1%, and approximately 300 million minutes for the nine months ended September 30, 2002 compared to 398 million minutes for the same period in 2001, a decrease of 24.6%.

        COST OF TELECOMMUNICATION SERVICES: The Company's cost of sales are variable costs based on amounts paid by the Company to its providers for its customers' long distance usage, as well as the amounts paid to providers for customer service and support. The total cost of telecommunication services for the three months and nine months ended September 30, 2002, were $7.1 million and $22.1 million compared to $8.4 million and $27.5 million for the same periods in 2001. For the three and nine months ended September 30, 2002, the Company's overall cost per minute decreased as compared to the three and nine months ended September 30, 2001. This decrease resulted from rate reductions received by the Company from its switchless carrier.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: The significant components of selling, general and administrative expenses include the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002		2001		2002
	Amount (000's)	% of Net Sales	Amount (000's)	% of Net Sales	Amount (000's)	% of Net Sales	Amount (000's)	% of Net Sales
Billing fees and charges	$2,559	12.8%	$2,182	13.2%	$7,326	11.8%	$5,667	11.2%
Advertising and marketing expense	652	3.3%	414	2.5%	2,184	3.5%	1,220	2.4%
Payments to non-profit organizations	1,286	6.4%	1,165	7.0%	4,160	6.7%	3,510	7.0%
Payroll expense	2,893	14.5%	1,923	11.6%	8,838	14.3%	5,734	11.4%
Other	1,959	9.8%	1,762	10.7%	6,408	10.3%	5,856	11.6%

Total	$9,490	46.8%	$7,446	45.0%	$28,916	46.6%	$21,987	43.6%

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

        Advertising and Marketing Expense: Advertising expense decreased for the nine months ended September 30, 2002 to approximately $1.2 million, compared to approximately $2.2 million in the same period in 2001. Similarly, advertising expense decreased for the three months ended September 30, 2002 to approximately $414,000 compared to approximately $652,000 for the same period in 2001. The decreases were primarily due to more focused efforts on specific advertising.

        Payments to Non-Profit Organizations: Payments to non-profit organizations for the three months ended September 30, 2002 and 2001 were $1.2 million and $1.3 million, respectively, and for the nine months ended September 30, 2002 and 2001 were $3.5 million and $4.2 million, respectively. During each period, the Company made Partner Sharing payments to approximately 35,000 non-profit organizations, of which approximately 40.0% were paid to ten organizations.

        Payroll Expenses: Payroll expenses decreased by approximately $3.1 million from the nine months ended September 30, 2001 to 2002, and approximately $1.0 million from the three months ended September 30, 2002 to 2001, due primarily to reorganization efforts and elimination of duplicated expenses.

        Other General and Administrative Expense: Other general and administrative expenses decreased by approximately 8.6% during the nine months ended September 30, 2002 compared to the same period in 2001 and approximately 10.1% during the three months ended September 30, 2002 compared to the same period in 2001. These decreases were due to increased controls on expenses.

        DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense totaled approximately $1.7 million for the nine months ended September 30, 2002 compared to approximately $2.2 million in same period in 2001 and approximately $.6 million for the three months ended September 30, 2002 compared to approximately $.7 million in the same period in 2001. These decreases were primarily attributable to significant assets acquired in prior years becoming fully depreciated.

        INTEREST EXPENSE AND OTHER FINANCE CHARGES: Interest expense and other finance charges decreased to approximately $2.0 million for the nine months ended September 30, 2002 compared to $3.1 million in the same period in 2001 and decreased to $.7 million for the three months ended September 30, 2002 compared to $       million in the same period in 2001. This decrease is attributable to a reduction in the Company's LOC balance due to repayments from operating cash flow.

        INCOME TAX EXPENSE: During the nine months ended September 30, 2002 and 2001 the Company recorded deferred income tax expense of approximately $1.0 million and $185,000, respectively, and approximately $.3 million and $.2 million for the three months ended September 30, 2002 and 2001, respectively. The income tax expense recognized in the financial statements consists primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards. The Company believes that it will realize the tax benefits of net operating loss carryforwards within the period allowed under Federal tax laws (15 years).

        NET INCOME: During the nine months ended September 30, 2002 and 2001 the Company reported net income of $1.6 million and $258,000, respectively, and $417,000 and $221,000 for the three months ended September 30, 2002 and 2001, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        Overall the Company's financial condition and liquidity continued to improve during the nine months ended September 30, 2002. The major factor underlying this improvement was the reduction in its negative working capital position by approximately $846,000 over the first nine months of 2002. Specifically, in the first nine months of 2002 the Company reduced its credit facility by over $2.7 million.

        Net cash provided by operations for the nine months ended September 30, 2002 and 2001 was $4.5 million and $3.9 million, respectively. The variations in cash flow from operations are primarily attributable to net income for the period, the timing of collections on accounts receivable, and the timing of payments of accounts payable.

        In 2001, the Company and its lender modified the LOC to provide availability of $28.5 million. Current availability is limited to approximately $16.0 million and reducing to $14.5 million according to an agreed upon reduction schedule. The Credit Facility is secured by a blanket lien on all of the Company's assets, including accounts receivable and the Company's customer base. The terms of the LOC are for three years from initial funding, with an interest rate of prime plus 3.5% (with a floor of 9%). Although the Credit Facility has a three-year term, it is classified as a current liability in the Company's financial statements because the agreement contains certain subjective acceleration clauses and requires that all cash receipts be deposited to a lockbox, the proceeds of which are used daily to repay the debt. The Credit Facility matures on January 31, 2003. On August 6, 2002, the Company received a letter from the lender providing notice of the lenders intent not to renew the Credit Facility on the maturity date. See Item 5. Other Information for further discussion.

        The Company is currently in default of approximately $5 million of loans and notes payable to related parties. The default rates on these obligations range from 14% to 18%. The Company is accruing all interest on these obligations but is only paying the interest on obligations that are not subordinated to Coast Business Credit. See Item 5. Other Information.

        The Company is currently considering available financing options, including an extension of the the Coast relationship upon alternative terms. If the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company's ability to continue operations at its current levels or to meet its obligations as they come due.

        Subject to the resolution of the Company's financing needs, the Company expects to incur future capital expenditures of approximately $100,000 related to upgrades to the Company's management information systems and various aspects of reorganization.

OPERATING ACTIVITIES

        Significant sources of cash in operating activities for the nine months ended September 30, 2002 includes an increase in accounts payable of approximately $1.2 million. This is primarily due to the increase in the payable to carriers. The Company also generated cash from operations by recording net income of approximately $1.6 million, approximately $1.0 million from recording a deferred income tax expense, and approximately $1.8 million in certain non-cash expenses, principally depreciation and amortization.

        Significant sources of cash in operating activities for the nine months ended September 30, 2001 includes a decrease in accounts receivable of approximately $2.0 million. The Company also generated cash from operations by recording certain non-cash expenses, principally depreciation and amortization, totaling approximately $2.2 million. Significant uses of cash in operating activities includes a reduction in accounts payable of approximately $1.1 million.

INVESTING ACTIVITIES

        The Company's investing activities for the nine months ended September 30, 2002 and 2001 consisted primarily of property and equipment purchases of approximately $1.2 million and $269,000, respectively.

FINANCING ACTIVITIES

        During the nine months ended September 30, 2002 and 2001, financing activities used approximately $3.9 million and $3.3 million, respectively, in cash. The most significant use of cash in 2002 was the repayments of notes and leases payable, including the Company's LOC. The repayment of loans to related parties totaled approximately $456,000 and $732,000, respectively, for the nine months ended September 30, 2002 and 2001.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        The Company's primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of the Company's financial risk management is to minimize the negative impact of interest rate fluctuations on its earnings and equity. The Company currently is not involved with any derivatives or other financial instruments.

        At September 30, 2002, the Company had $15.9 million of outstanding debt bearing interest at floating rates. One percentage point of interest rate adjustment would change the Company's interest expense on an annual basis by approximately $160,000.

Item 4. Controls and Procedures

        During 2002, the Company began updating and enhancing its existing internal controls and disclosure policies and procedures. The Company is still evaluating these controls, policies and procedures, and, if deemed beneficial, will make appropriate changes to ensure that information required to be disclosed in its periodic SEC filings is timely recorded, processed, summarized and reported. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        In February 2001, the State of Florida made an assessment totaling approximately $1.7 million, which includes penalties and interest of approximately $847,000 for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. The Company agreed with $14,000 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1.7 million, asserting that the payment of taxes that were allegedly underpaid was the responsibility of the Company's third-party billing and collection companies. The State of Florida has requested an extension to December 31, 2002 to complete the audit. The Company believes that it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2001.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Default upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

SUBSEQUENT EVENT

On August 6, 2002, the Company was notified by Coast Business Credit, a Division of Southern Pacific Bank ("Coast"), the Company's primary lender, of its intention not to renew its Credit Facility following the occurrence of its current maturity date, January 30, 2003. During September the Company was also notified of an event of default under the current Credit Facility. This event of default resulted from a decrease in the appraised value of the Company's subscriber base, which was larger than allowed by the loan agreement.

        The Company anticipates signing an amendment to the existing loan agreement with Coast, which will provide for a forebearance from taking any further actions against the Company through the maturity date. In consideration for the amendment the Company will be required to reduce the loan to determined levels, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures, among others. Following amendment, the Company expects maximum borrowing under the Credit Facility to be $15.75 million at November 20, 2002 reducing to $14.5 million at January 30, 2003.

        The Company is currently considering available financing options, including an extension of the Coast relationship upon alternative terms. If the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company's ability to continue operations at its current levels or to meet its obligations as they come due.

        During November 2002, the Board of Directors agreed to hire a new CEO of the Company, Robert Cook. The Board of Directors is now in process of finalizing a contract with Mr. Cook. The contract will require the Company to pay the new CEO an annual base salary of approximately $180,000 plus incentives if certain goals are obtained. The Board anticipates having this contract finalized before November 30, 2002.

RELATED PARTY INFORMATION

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

        The Company and Mr. Halliday have entered into a settlement agreement under terms that have resulted in a cancellation of the CEO Agreement, an acknowledgment by the Company that it will pay Mr. Halliday monthly payments of $37,500, extending through December 2006, and the execution of an independent contractor agreement under which Mr. Halliday will provide the Company with a variety of substantive consulting services and will have certain of his expenses incurred, directly or indirectly, in the performance of such activities reimbursed by the Company. The agreement also contains a non-competition and non-solicitation provision. The Company has recorded the present value of these payments as a long-term asset and a current liability.

MAJOR CUSTOMER AND SUPPLIERS

During the nine months ended September 30, 2002, the Company recorded long distance telecommunications service revenue from a single customer constituting approximately 10% of its total revenues for the period. In September 2002, it was mutually agreed to have the customer redirect its telecommunications service needs to other carriers. The customer has disputed certain charges from the Company and therefore has not paid an amount of approximately $2.2 million owed to the Company. The Company believes it has adequate documentation of all charges and will prevail in the dispute. However, the Company has provided for adequate reserves for the amount recorded in accounts receivable in the case of an unsuccessful outcome.

        The Company is aware of the negative financial condition of certain major telecommunication companies. The Company does not have any long-term contracts with these companies. The Company is implementing a plan to diversify its risk by utilizing several different carriers to protect the service level to its customers. The Company anticipates that its customers will not have any significant disruptions of service due to the negative financial condition of these major companies.

Item 6. Exhibits and reports on Form 8-K

(a)
Exhibits

        None.

(b)  Reports on Form 8-K

        On August 1, 2002, the Company filed a Form 8-K reporting an Item 1(a) change of control of the Company's board of directors.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVISION COMMUNICATIONS, INC.
DATE: November 19, 2002	By:	/s/ JOHN TELLING John Telling, President and Chief Executive Officer
	By:	/s/ LONI WOODLEY Loni Woodley, Treasurer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, John Telling, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Amerivision Communications, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ John Telling
John Telling
President and Chief Executive Officer

CERTIFICATIONS

I, Loni Woodley, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Amerivision Communications Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Loni Woodley
Loni Woodley
Treasurer and Chief Financial Officer
 (Principal Financial Officer)