Form 10-K
period 2002-12-31
AMERIVISION COMMUNICATIONS INC
filed 2003-04-15
CIK 879385

Use these links to rapidly review the document
TABLE OF CONTENTS
AUDITED CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2001 and 2002, and for the years Ended December 31, 2000, 2001 and 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 0-27683

Amerivision Communications, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1378798 (IRS Employer Identification Number)
5900 Mosteller Drive, Suite 1800 Oklahoma City, Oklahoma (Address of principal executive offices)	73112 (Zip Code)
(405) 600-3500 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
NONE	N/A

        Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.10 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The registrant's common stock was not traded on a public exchange or market on June 28, 2002. As a result no stated market value of the registrants voting and non-voting common stock is provided.

        At December 31, 2002, there were 848,406 shares of our common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE NONE

PART I

Item 1.    Business

General

        We are a provider of long distance telephone and other telecommunications services, primarily to residential users. We acquire customers through affinity-based marketing. Under this type of marketing program, we obtain membership lists from non-profit organizations that support strong family values. We promote our services under our LifeLine® service mark through non-profit organizations' members. We call these non-profit organizations Affinity Partners because they have shared beliefs in our overall mission. However, they are not deemed to be our "partners" from a legal perspective. The non-profit organizations receive a percentage, currently 10%, of eligible collected revenues generated when our customers designate them. We call the distributions to non-profit organizations partner sharing. In some cases the organizations will directly contact their members to sell our services. We have experienced success marketing our services to persons in family values-based affinity groups largely because, in addition to receiving essential telecommunications services, they are able to indirectly contribute to causes they strongly support. We make payments to thousands of non-profit organizations and as of December 31, 2002 had approximately 300,000 telecommunications subscribers in 49 states.

        We utilize two carriers for our switchless long distance traffic. Effective February 1, 1999, we began operating telecommunication switching assets located in Oklahoma City and Chicago, thereby allowing us to originate and terminate a portion of our long distance calls. In addition to long distance and related telecommunication services, such as calling cards, prepaid cards and toll free service, we offer our customers Internet access and a credit card program under the LifeLine® service mark.

        We were incorporated in 1991 as an Oklahoma corporation and maintain our principal executive offices at 5900 Mosteller Drive, Suite 1800, Oklahoma City, Oklahoma 73112. Our telephone number is (405) 600-3500.

Major Developments

        Overview.    Since 1998, we have experienced a decline in annual net sales from $124.2 million to $64.1 million. From January 2002 to December 2002, subscribers with traffic have decreased by approximately 20%. We have also had several management changes in recent years. To counteract the decline in revenue and subscribers we have implemented several significant cost cutting strategies, as well as strategies to increase our subscriber base and net revenues. However, with continual declines in net sales we may not be able to meet our cash requirements in the near future.

        Financing.    On August 6, 2002, our lender notified us that it would not renew our $28.5 million credit facility following its maturity on January 30, 2003. Since September 2002, we have been in default under our credit facility. We have executed two amendments to our credit facility, pursuant to which our lender has agreed to forbear from taking any action against us until the earlier of another event of default or May 30, 2003. Pursuant to the amendments, we are required to reduce the maximum borrowing under the credit facility to $14.1 million at May 30, 2003, as well as pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures, among other requirements. Under the amendments, at December 31, 2002, we were in violation of our debt service coverage ratio. We received a waiver of this violation from our lender. After May 30, 2003, our lender will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under our credit facility, or approximately $13.7 million principal amount. Our lender has a first secured interest in substantially all of our assets. On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of our lender, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver of our lender. The FDIC anticipates selling our loan to another lender in May 2003. The new lender will be subject to the requirements of the amendments mentioned above. However, the new lender has the ability to change the terms and requirements after the forbearance period expires.

        Similarly, we are in default under $5.7 million principal amount of our subordinated and non-subordinated notes. The non-subordinated lender presently has the right, but not the obligation, to accelerate the repayment of the entire $1.8 million principal balance and related penalties and interest outstanding under this note. The subordinated lenders also have the right to demand repayment of the entire $3.9 million principal balance and related penalties and interest outstanding under these notes, subject to notification to and prior rights of the secured creditor. However, any demand made by our non-subordinated or subordinated lenders is expected to cause acceleration of the credit facility, resulting in an immediate obligation of $19.4 million principal amount plus interest thereon to become due. Several of our subordinated and non-subordinated note holders have expressed a desire to demand and accelerate the repayment of their notes.

        Upon acceleration of either our credit facility or our subordinated or non-subordinated notes, we would be required to either refinance the debts or repay the amounts due. We continue to hold discussions with our lenders concerning refinancing the debts. We can provide no assurance that we will be successful in refinancing our debt, or otherwise becoming able to meet our obligations as they become due or under accelerated repayment terms. Therefore, at December 31, 2002, substantially all of our long-term debt is classified as current. Unless these matters can be resolved, there exists substantial doubt about our ability to continue as a going concern, as expressed in our independent auditors' report.

        We are taking steps to reverse our net sales declines and improve our financial condition through:

  •
  Hiring new management;
  •
  Implementing new marketing initiatives;
  •
  Further reducing costs, including executing new, lower cost carrier contracts;
  •
  Negotiating favorable terms with our lenders and seeking replacement financing; and
  •
  Negotiating a potential merger with PowerNet Global Communications, Inc., or PNG.

        Election of New Directors and CEO.    In June 2002, our shareholders elected six new individuals to our board of directors and re-elected three of the seven then incumbent board members. Our new directors bring a wide range of experience with emphasis on our mission. In November 2002, we hired Robert Cook as our new chief executive officer. He brings over thirty years of telecom experience to our current management team.

        Negotiation of Merger with PowerNet Global Communications, Inc.    On February 28, 2003, our board of directors authorized management to continue negotiations of the terms of a merger agreement with PowerNet Global Holdings, Inc., a Delaware corporation, or Holdings, a company that will be created as the parent of PNG. Pursuant to the merger proposal, we would be merged into a subsidiary of Holdings. The transaction is subject to the negotiation of final terms of the merger agreement and the approval by the board of directors and shareholders of both companies, as well as FCC regulatory approval and other customary closing conditions. Should the negotiations result in a merger agreement, both PNG and we intend to hold a shareholder meeting as soon as practicable following completion of negotiations and any necessary regulatory review.

        New Supply Agreement with Carriers.    In 2002 and early 2003, we entered into supply agreements with two carriers for long distance services. We lowered our transmission service costs as a result of these new agreements and resolved certain billing disputes and claims between our vendors and us. We are continuing negotiations with existing and prospective carriers that would further reduce our cost of telecommunications service for 2003.

Business Strategy

        Our overall strategy is to profitably grow our telecommunication and other services by further developing our family values-based affinity marketing program. The following sets forth specific aspects of our business strategy:

  •
  Introduce New Product Offerings. We believe that our approximately 300,000 long distance subscribers use other "must have" communication products on a regular basis. These subscribers, who already support the LifeLine® mission, present a significant opportunity to grow our revenues and to strengthen our subscriber relationships by offering additional LifeLine® products. We are negotiating a bundled product offering, which, we believe, will assist us in gaining new subscribers who may not be using LifeLine® long distance.

  •
  Improve Brand Awareness in Our Target Market. Our target market, family values-based affinity groups, is comprised of an estimated 100 million individuals. We seek to increase our penetration of this market by capitalizing on our existing relationships with non-profit organizations, as well as implementing our existing marketing program and the following improvements to our marketing program:

  •
  Implement the LifeLine® Reps Program. We implemented a new marketing initiative whereby we will pay commissions to non-employee LifeLine® subscribers, or LifeLine® Reps, to market our products to non-profit organizations and individuals on a direct, face-to-face basis. We call this our "referral marketing" program. We believe this will expand our exposure to non-profit organizations, their related members and other potential subscribers, thereby increasing our subscriber base.

  •
  Targeted Marketing Effort. We intend to develop a "best customer" model to better track the demographics of our most responsive and most loyal customers. We will utilize this information to upgrade our business management and marketing systems, thereby allowing us to better track the product use of our best subscribers and permitting us to better sell new products and services.

  •
  Market Directly to Our Affinity Partners and other Non-Profits. Although we are in regular contact with Affinity Partners to obtain their membership lists and discuss co-promotion opportunities for our services, we have not historically targeted the Affinity Partners themselves as potential end users of our service. We plan to utilize a more personal marketing effort, meeting with Affinity Partner decision makers in person. We expect this approach could result in a material number of our Affinity Partners becoming users of our service, as well as adding a material number of new Affinity Partners who become users of our service. We also expect any new Affinity Partner would promote LifeLine® to its members, thereby resulting in an increase in our residential subscribers.
  •
  Provide Outsourcing Services Through Our Contact Center. We presently utilize our Tahlequah facility, which we call our contact center, to provide internal telemarketing and cross-selling services, customer service, and fulfillment and direct mail services. The scalability of the contact center permits us to market our services as an outsource telemarketing operation to non-profit organizations and other businesses, while not interfering with our core business. We intend to offer outsourcing services to our customers and Affinity Partners on a job-by-job basis.

Industry Overview

Long Distance

        Long distance companies can be categorized in different ways. One distinction is between facilities-based companies and non-facilities-based companies, or resellers. Facilities-based companies own transmission facilities, such as fiber optic cable or digital microwave equipment. Profitability for facilities-based carriers is dependent not only upon their ability to generate revenues but also upon their ability to manage complex networking and transmission costs. Non-facilities-based companies, like us, contract with facilities-based carriers to provide transmission of their customers' long distance traffic. Pricing in such contracts is typically either on a fixed rate basis or a call volume basis. Profitability for non-facilities based carriers is based primarily on their ability to generate and retain sufficient revenue volume to negotiate attractive pricing with one or more facilities-based carriers.

        A second distinction among long distance companies is that of switch-based versus switchless carriers. Switch-based carriers have one or more switches, which direct telecommunications traffic in accordance with programmed instructions. All of the facilities-based carriers are switch-based carriers, as are many non-facilities-based companies. Switchless carriers depend on one or more facilities-based carriers to provide both transmission capacity and switch facilities. In addition, switchless resellers enjoy the benefit of offering their service on a nationwide basis, assuming that their underlying carrier has a nationwide network. We operate and own switches in our Oklahoma City and Chicago markets, but will continue to contract with facilities-based carriers to provide most of our switching services.

        Competition in the long distance industry is based primarily on pricing, customer service, network quality and value-added services. The success of a non-facilities-based carrier depends almost entirely upon the amount of traffic that it can commit to the underlying carriers; the larger the commitment, the lower the cost of service. Subject to contract restrictions and customer brand loyalty, resellers like us may competitively bid their traffic among many national long distance carriers to gain improvement in the cost of service. The non-facilities-based carrier devotes its resources mainly to marketing, operations and customer service, deferring many of the costs of network maintenance and management to the underlying carriers.

Internet Access Services

        Internet access and related value-added services represent a segment of the telecommunications marketplace. Declining prices in the personal computer market, continuing improvements in Internet connectivity, advancements in Internet navigation technology, and the proliferation of services, applications, information and other content on the Internet have attracted a growing number of users.

Products and Services

        Currently, 98% of our revenues are from long distance sales; however, as discussed below, other products such as Internet and credit card sales make up the remaining revenue.

Telecommunications Services

        Long Distance.    As of December 31, 2002, we provided long distance service to approximately 300,000 subscribers, most of whom are residential. In addition, we offer calling cards, prepaid phone cards, and toll-free service. For these services, we offer pricing which is competitive (including discounted rates for higher volume) with the larger long distance companies. We are continuing to evaluate our long distance rates and introducing new rate plans as circumstances dictate. We provide a description of our rate plans on our website located at www.lifeline.net.

        Internet Access.    We offer Internet access services nationwide on a dial-up basis. Our Internet access service includes an optional filter so that our subscribers will not, subject to certain limitations inherent to the filtering technology, be able to access "offensive" materials on the Internet. We are expanding our online capabilities, including on-line interactive Internet customer service, sales and e-billing.

Non-Telecommunications Services

        We believe that there is an opportunity to market non-telecommunication services to our customer base. We offer a branded credit card through a large credit card issuer. We believe that the pricing and terms offered to our participating organizations are competitive with major credit card providers. The credit card issuer is also allowing discounts for customers who pay for their telecommunications services using our credit card. We are also offering contact center services, as mentioned previously, to our customers, Affinity Partners and other companies.

Marketing and Sales

        We primarily market our telecommunications services utilizing our family values affinity programs. To obtain new customers, we use sales executives, telemarketing and various promotional efforts including direct mail, radio, TV, conventional advertising and the Internet.

        Some of our sales executives expend the majority of their efforts obtaining and maintaining relationships with non-profit organizations, which will endorse LifeLine® services. Others seek to expand the number of members of existing non-profit organizations who endorse LifeLine® services as well as sell additional services.

        Once membership lists of non-profit organizations have been obtained, we generally contact members and solicit our telecommunications services through direct mail and telemarketing. We work with the organizations in our direct mail efforts, often placing advertising in newsletters or inserting brochures about us in the organizations' mailings. We also use our telemarketing resources to contact members of participating organizations. We operate a contact center in Tahlequah, Oklahoma. As of December 31, 2002, the contact center had over 200 full and part time employees who operate 225 call stations and manage fulfillment activities for direct mail campaigns. We advertise our LifeLine® services through programs, which target viewers and listeners who support the family values-based affinity concept, including Christian radio and television networks. We participate in conferences and conventions sponsored by organizations endorsing LifeLine® services. Prior to those events, we will either advertise in materials being sent or send materials to persons attending the event in order to increase awareness of the services we offer. At the actual events, we will set up booths or make presentations regarding our services and have personnel on site to explain the services and assist in enrolling customers. Although we are in regular contact with Affinity Partners to obtain their membership lists and discuss co-promotion opportunities for LifeLine®'s services, we have not historically targeted the Affinity Partners themselves as potential subscribers. We plan to utilize a more personal marketing effort, meeting with Affinity Partner decision makers in person. Not only could this marketing approach add thousands of potential new users, but each Affinity Partner that subscribes to LifeLine®'s services is likely to increase its promotion of LifeLine® to its members. We plan to broaden this business-to-business marketing effort to include other businesses and organizations to increase our subscribers. We have recently implemented a new marketing initiative known as our referral-marketing program. This program allows non-employee LifeLine® subscribers, or LifeLine® Reps, to market LifeLine®'s products to organizations and individuals on a direct, face-to-face basis.

        We continue to utilize the Internet in our marketing opportunities. On some websites of participating organizations, our services are promoted or a link to our website is provided. We are also exploring other ways to expand our marketing to current and potential customers through the Internet.

        We are striving to improve our retention rate through improved customer service, increased focus on brand awareness, competitive rate plans and bundled services.

Affinity Partners

        We currently make approximately 3,500 partner sharing distributions to Affinity Partners on a monthly basis. Supporters of ten of these Affinity Partners accounted for approximately 40.0% of our gross revenue in 2002. The termination of our relationship with any of these ten Affinity Partners may have a material adverse effect on our financial condition and results of operations. We are continually seeking new Affinity Partners. We anticipate signing an agreement with a significant new Affinity Partner during the second quarter of 2003.

Suppliers

        In 2002 and early 2003, we executed new contracts with our long distance carriers. These contracts resulted in pricing reductions from the prior billing rates charged to us and a release of our prior liability to the carriers in connection with the settlement of various billing disputes and claims. We have seen most of our reductions in our switchless carrier costs. To meet the requirements of a prior agreement we have committed to purchase certain minimum volumes of a variety of long distance services during the term of one of the contracts. At our current sales level, we believe we can meet all requirements of this contract. We believe that all liabilities have been properly recorded in our financial statements. As discussed before we continue to negotiate new contracts with existing and prospective carriers. We anticipate signing a contract with a new carrier that would further reduce our cost of telecommunication services during 2003.

Competition

Overview

        The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. There are numerous companies offering the services we offer, and we expect competition to increase in the future. We believe that existing competitors are likely to continue to expand their service offerings and/or lower their prices to appeal to existing or potential customers of ours. We expect that new competitors are likely to enter the communications market, and some of these new competitors may market communications services similar to our services. Some of these new competitors may have financial, personnel and other resources, including brand name recognition, substantially greater than we do. In particular the regional Bell operating companies, or RBOCs, will be strong competitors as they are allowed to provide long distance services in their in-region markets. During 2002 the rate of RBOC entry into the long distance market has increased. In addition, cable companies intend to use their facilities to offer local telephony, long distance, Internet, and other services to customers in competition with RBOCs and competitive local exchange carriers, or CLECs.

        Customer attrition is a problem inherent in the long distance industry. Its occurrence is primarily due to competitive pricing, enhanced customer service, and additional service offerings. We intend to continually review competitive pricing. We intend to provide customer service that is superior to the competition. We also intend to offer new bundled services in the near future. We believe that through these efforts and the enhancement of our family values-based affinity marketing efforts we will be able to improve our customer attrition rate.

        In addition, the regulatory environment in which we operate is undergoing significant changes. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of our current or potential competitors, or could make it easier for additional parties to provide services similar to those offered by us.

Long Distance

        We provide long distance services by reselling the services of other carriers in the United States. The long distance industry is intensely competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants such as AT&T, Sprint and WorldCom. Moreover, the industry has undergone and will continue to undergo significant consolidation that has created and will continue to create numerous other entities with substantial resources to compete for long distance business. In addition, as a result of the Telecommunications Act of 1996, RBOCs are beginning to enter the long distance market. These larger competitors have significantly greater name recognition and financial, technical, network and marketing resources. They may also offer a broader portfolio of services and have longer standing relationships with customers targeted by us. Many of our competitors enjoy economies of scale that can result in a lower cost structure for transmission and related termination costs, and which could cause significant pricing pressures on us. In addition, long distance resellers like us are experiencing the effects of lowering rates for wireless long distance services, resulting in increased use of wireless services for calls previously made through conventional telephone networks.

        We compete in the long distance market through a family values-based affinity marketing approach. This approach intends to enhance customer loyalty through allowing the customer to designate a non-profit organization to receive a percentage of certain collected revenues on behalf of that customer, or Partner Sharing. However we realize we must still compete on price, customer service and the ability to provide a variety of communications products and services. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices for long distance calls have declined substantially in recent years.

Internet Service Provider

        We provide Internet access on a nationwide basis. Our competitors in this market include ISPs, other telecommunications companies, cable companies, online service providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to us. Internet services are currently deemed enhanced services by the FCC and therefore are not subject to federal and state common carrier regulations, including long distance interstate and intra-state access fees.

Technological Advances

        In the future, we may be subject to intense competition due to the development of new technologies resulting in an increased supply of transmission capacity. The telecommunications industry is experiencing a period of rapid and significant technological evolution marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those provided by us. The introduction of new products or emergence of new technologies has caused capacity to greatly exceed the demand, reducing the pricing of certain services to be provided by us.

Government Regulation

        The terms and conditions under which we provide telecommunications products and services are subject to government regulation. Federal laws and FCC regulations apply to interstate telecommunications, while particular state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

        We are classified by the FCC as a non-dominant carrier, and therefore are subject to significantly reduced federal regulation. The FCC generally does not exercise direct oversight over cost justification and the level of charges for services of non-dominant carriers, like us, although it has the statutory power to do so. Non-dominant carriers are required by statute to offer interstate services under rates, terms, and conditions that are just, reasonable, and not unduly discriminatory. Long distance carriers were required to withdraw current tariffs for domestic business services by January 31, 2001 and for domestic mass-market services by July 31, 2001. In March 2000, the FCC mandated the detariffing of international services, effective as of July 2001. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common carrier, including non-dominant carriers, for failure to comply with its statutory obligations. Additionally, the Telecommunications Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the FCC determines that the public interest will be served by such inaction.

        The FCC imposes only minimal reporting requirements on non-dominant carriers, although we are subject to certain reporting, accounting, and record keeping obligations. A number of these requirements are imposed, at least in part, on all carriers, and others are imposed on carriers whose annual operating revenue exceed $100 million.

        Resale carriers, like all other interstate carriers, are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management. Other types of FCC regulation that may impose costs on us are regulatory fees, universal service contribution obligations, North American Numbering Plan Administration fees, Telecommunications Relay Services obligations, number portability obligations, Communications Assistance for Law Enforcement Act obligations, the Universal Service Fund surcharge and the Primary Interexchange Carrier Charge.

        The Telecommunications Act authorizes the RBOCs to provide interLATA services within their regions only upon specific FCC approval. To obtain such approval, an RBOC must demonstrate on a state-by-state basis that is has satisfied a checklist of interconnection and other requirements. The Telecommunications Act also provides for certain safeguards against anticompetitive conduct by the RBOCs in the provision of inter-LATA service including a requirement for a separate subsidiary and certain joint marketing limitations.

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

        We are subject to varying levels of regulation in virtually all states. The vast majority of the states require us to apply for certification, which entails proof of technical, managerial and financial ability to provide intrastate telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. A majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval or notice for various actions including transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, including subscriber bases, and carrier securities offerings. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. In addition, several states have verification rules different from the FCC's regarding changing a subscriber's authorized carrier.

        Currently, we can provide originating interstate service to customers in all 50 states and the District of Columbia and intrastate service in 49 states. Of the states in which we provide originating service, some state Public Regulatory Commissions actively assert regulatory oversight over the services we offer.

        Additionally, the rules for each state vary in regard to the authorization of long distance versus local service. As a result of the Telecommunications Act, local competition is now allowed in all states. Generally speaking, as the rules have been modified, the states have either ordered that all certified long distance carriers now have the authority to provide local services, or directives have been given for companies to apply for local authority or revise existing tariffs to comply with state regulations. In those states, which issued directives for companies to apply for local authority or revise tariffs, we have complied with such orders.

        We are also subject to various registration requirements in connection with the marketing and administration of our credit card business and with the operation of our call center.

        We continuously monitor regulatory developments in all states in which we do business in order to ensure regulatory compliance. We believe that we are in compliance in all material respects with the requirements of federal and state regulatory authorities and maintain contact regularly with the various regulatory authorities in each jurisdiction.

        Federal and state laws regulate telemarketing practices, and may adversely impact our business and that of our customers and potential customers. The FCC promulgated rules in 1992 to implement the Telephone Consumer Protection Act of 1991, or the TCPA. These rules, among others, regulate telemarketing methods and activities, including the use of prerecorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific "do not call" databases, and restriction on unsolicited facsimile advertising. The FCC is currently in the process of considering amendments to its rules under the TCPA. The FCC has also sought comment on the issue of a national "do not call" list and whether it should adopt such a list in conjunction with the Federal Trade Commission, or FTC.

        Under the Federal Telemarketing Consumer Fraud and Abuse Act of 1994, the FTC has issued regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC recently significantly amended its regulations, and these changes could impose additional costs on us and affect the industry adversely. As part of these rule amendments, the FTC has ordered that a national "do not call" registry be established whereby telemarketers will be barred from calling consumers who register their telephone numbers in the national database. The "do not call" registry is expected to become effective approximately seven months after the FTC receives funding from Congress and awards the contract to create the registry. We will have to take the necessary steps to ensure compliance with the "do not call' registry and other FTC rule amendments.

        In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, including state "do not call" list requirements, and state registration and bonding requirements. We have compliance policies in place regarding telemarketing laws and regulations; however, there can be no assurance that we would not be subject to litigation alleging a violation of state or federal telemarketing laws or regulations.

        A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails, or spam. Other states are considering similar legislation. Congress has also considered such legislation, and could enact legislation governing spam at some future point. We monitor such legislation and regulatory developments to minimize the risk of our participation in activities that violate anti-spam legislation. In addition, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include users privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for our products and services or increase our cost of doing business. In addition, the sending of spam through our network could result in third parties asserting claims against us. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, financial condition and results of operations.

        In addition, our operations may be subject to state laws and regulations regulating the unsolicited transmission of facsimiles. We monitor such laws and regulations and our service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation, fines, losses, and possible other relief under such laws and regulations.

Proprietary Rights

        We have obtained a federally registered service mark for the name LifeLine® for charitable fundraising whereby a certain percentage of proceeds from long distance telecommunications services are donated to a designated charity. With the exception of the LifeLine® service mark, we do not own or use any other material intellectual property in our operations.

Information Systems

        To accommodate customer growth and new product offerings, we upgraded our information technology systems by installing a Windows NT environment with underlying client/server architecture. This platform includes a data warehouse with front-end tools to address financial, operational, and sales and marketing research and reporting. We believe our system will provide employees and customers with adequate information systems.

Employees

        As of March 31, 2002, we had 209 full time employees and 77 part time and temporary employees. None of our employees are parties to any collective bargaining agreement and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K are not based on historical facts, but are forward-looking and based upon numerous assumptions made as of the date of this Form 10-K that could later prove to be inaccurate. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "will", "could", "may" and similar expressions, as they relate to our management, or us are intended to identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, our actual results may vary materially from those described herein.

Item 2.    Properties

        Our Oklahoma City office is our corporate headquarters. Along with our executive management it also houses certain of our operations and is located in approximately 19,000 square feet of commercial office space, which is leased from an affiliated company. The Oklahoma City office lease term is for two years on approximately 12,700 square feet expiring December 31, 2004 and on approximately 6,300 square feet expiring December 31, 2003. We also operate a customer contact center (approximately 33,000 square feet) in Tahlequah, Oklahoma. This location houses our contact center, including our fulfillment and mailing operations. The Tahlequah office lease is for five years and expires January 31, 2005. We also lease space in Oklahoma City and Chicago for our switches. The leases are for approximately 1,000 square feet and expire during 2003. We believe these facilities are adequate for our intended activities for the foreseeable future. We believe we have the option to renew all leases as they expire under similar terms.

Item 3.    Legal Proceedings

Florida Department of Revenue

        In February 2001, the State of Florida made an assessment totaling approximately $1.7 million, which includes penalties and interest of approximately $847,000 for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. We agreed with $14,000 of the assessment and subsequently paid that amount. We disagree with the remaining assessment of $1.7 million asserting that the payment of taxes that were allegedly underpaid was the responsibility of our third-party billing and collection companies. We expect to receive a Notice of Decision, however, we believe that we will ultimately prevail in our protest of the assessment, and have not recorded a liability as of December 31, 2002.

Investigation by The Securities and Exchange Commission

        In late 1995, we commenced an internal investigation to determine whether we might have committed securities law violations in connection with the offer and sale of our restricted securities, and separately whether we should have previously registered our common stock in accordance with the Securities and Exchange Act of 1934. In August 1996, we voluntarily reported our preliminary findings to the Securities and Exchange Commission, which then instituted its own investigation.

        In July 1998, the Securities and Exchange Commission issued a cease-and-desist order stating that:

  •
  We, two former directors/officers, and an affiliated company had violated Sections 5(a) and 5(c) of the Securities Act of 1933, as amended and Section 12(g) of the Securities Exchange Act of 1934, as amended and Rule 12g-1 promulgated under the Exchange Act;
  •
  We had violated Section 12(g) of the Exchange Act and Rule 12g-1; and
  •
  The two former directors/officers had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1.

        The Securities and Exchange Commission ordered us, the two directors/officers and the affiliated company to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and the two directors/officers and us to cease and desist from committing or causing any violations or future violations of Section 12(g) of the Exchange Act and Rule 12g-1. No monetary fines or penalties were assessed against us, our officers or our affiliate.

Liabilities for Breach of Securities Law

        Substantially all of our sales of common stock and certain notes, other than sales to our officers and directors, failed to comply with Sections 5(a) and (c) of the Securities Act, registration requirements of certain states' securities laws and, possibly, Section 10 (b) of the Exchange Act and

Rule 10 b-5 promulgated under the Exchange Act. Such sales may have also violated similar anti-fraud provisions under state securities laws. Two former directors/officers and we, after voluntarily presenting these facts to the Securities and Exchange Commission in August 1996, consented in July 1998 to the entry of a cease and desist order from the Commission concerning violations of the federal securities laws.

        The federal securities laws provide legal causes of action against us by persons buying our securities, including action to rescind the sales, provided that such actions are initiated prior to the expiration of applicable statutes of limitations. Since all of our securities sales were made in or prior to 1996, we believe that the statutes of limitations relating to such actions have expired.

        We sold our securities to investors in over forty states. The statutes of those states typically provide that if such sales violate the applicable law, a purchaser may obtain a rescission of his purchase, receiving from the issuer the purchase price paid plus an interest factor, less any amounts paid to such security holder during the period of his ownership. While the statutes of limitations for many of these rights appear to have expired, some may have not. We have completed an evaluation of the statutes of limitations for each of the states in which we sold stock to a stockholder. We believe the rights of recission have expired under all applicable state securities laws based upon the statute of limitations within each state. Accordingly, we believe that we have no liability for these recession obligations.

        In addition, we may be liable for rescission under state securities laws to the purchasers of an affiliate's common stock because of the relationship of the two companies. We cannot predict how many of the affiliate's stockholders will attempt to assert a right of rescission, but because we believe we have adequate defenses to any such assertion, no liability has been accrued at December 31, 2002.

        If, however, purchasers of our stock or the affiliated company are successful in asserting any of the above-described claims, such claims could have a material adverse effect on our financial condition.

Item 4.    Submission of Matters to a Vote of Securities Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        There is no established public trading market for our shares of common stock. At December 31, 2002, there were 848,406 outstanding shares of common stock owned by approximately 1,300 holders of record.

        We have not declared any distributions or other cash dividends on our shares of common stock since December 31, 1997. We are restricted by requirements of our credit facility to the amount of distributions made to shareholders, among others. We anticipate future distributions, if any, will be made in compliance with the requirements of our credit facility.

Recent Sales of Unregistered Securities

        On April 1, 2002, we issued 1,000 shares of common stock to each of the then seven members of our board of directors and one independent consultant for services rendered. Each of these issuances of our common stock was exempt from registration under Section 5 of the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.    Selected Financial Data

Selected Historical Financial and Operating Data (in thousands)

        The historical financial data for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from our audited consolidated financial statements. This information is not necessarily indicative of our future performance. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	1998	1999	2000	2001	2002
STATEMENT OF OPERATIONS DATA:
Net Sales	$124,232	$114,661	$100,077	$80,764	$64,136

Operating expenses:
Cost of telecommunication Services	48,787	54,519	44,000	34,416	27,583
Cost of telecommunication services provided by related parties	14,736	—	—	—	—
Selling, general and administrative	49,523	47,645	45,285	36,682	29,344
Selling, general and administrative to related parties	6,805	—	—	—	—
Depreciation and amortization	2,102	2,899	3,881	2,752	2,251

Total operating expenses	121,953	105,063	93,166	73,850	59,178

Operating income	2,279	9,598	6,911	6,914	4,958
Other income and (expense):
Interest expense and other financing charges	(4,993)	(4,873)	(4,514)	(3,258)	(2,223)
Interest expense and other financing charges incurred to related parties	(974)	(698)	(725)	(654)	(604)
Loss on loans and other receivables	(552)	—	—	—	—
Net loss on long-lived assets	(215)	(103)	(575)	(1,052)	—
Other income	100	277	108	72	59

Income (loss) before income Tax (benefit)	(4,355)	4,201	1,205	2,022	2,190
Income tax expense (benefit)	(700)	1,977	455	790	845

Net income (loss) before cumulative effect and gain	(3,655)	2,224	750	1,232	1,345
Cumulative effect of accounting change	—	—	57	—	—
Gain on extinguishment of long-term debt	—	—	—	2,146	—

Net income (loss)	(3,655)	2,224	807	3,378	1,345
Earnings (loss) per share:
Basic	$(4.32)	$2.83	$1.03	$4.09	$2.10
Diluted	$(4.43)	$2.35	$.84	$3.48	$1.41
CASH FLOWS:
Operating activities	$7,118	$(1,664)	$6,658	$5,916	$6,544
Investing activities	(148)	(2,806)	(2,873)	(467)	(1,207)
Financing activities	(6,350)	4,826	(3,672)	(4,810)	(6,281)
BALANCE SHEET DATA (RESTATED):
Total assets	$25,574	$31,094	$27,140	$20,135	$17,191
Working capital (deficit)	(23,635)	(22,258)	(22,734)	(19,635)	(18,385)
Total long-term liabilities	12,712	15,455	12,039	4,263	2,318
Total stockholder's deficit	(28,427)	(24,785)	(23,738)	(16,980)	(13,896)

Item 7.    Amerivision Communications, Inc. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        Since 1998, we have experienced a decline in annual net sales from $124.2 million to $64.1 million. From January 2002 to December 2002, subscribers with traffic have decreased by approximately 20%. We have also had several changes in management in recent years. To counteract the decline in revenue and subscribers we have implemented several significant cost cutting strategies, as well as strategies to increase our subscriber base and net revenues. However, with continual declines in net sales we may not be able to meet our cash requirements in the near future.

        As discussed elsewhere, we are in default of our credit facility and our subordinated and non-subordinated notes. As a result, an aggregate of $19.4 million principal amount of indebtedness, plus accrued and unpaid interest, may be accelerated and become due and payable on or after May 30, 2003. Upon the earlier of May 30, 2003 or the acceleration of either of our credit facility or our subordinated or non-subordinated notes, we would be required to either refinance the debts or repay the amounts due. We continue to hold discussions with our lenders concerning refinancing the debts or consummating a potential reorganization with PNG. We can provide no assurance that we will be successful in refinancing our debt, consummating a reorganization, or otherwise becoming able to meet our obligations as they become due or under accelerated repayment terms. Therefore, at December 31, 2002, all of our long-term debt is classified as current. Unless these matters can be resolved, there exists substantial doubt about our ability to continue as a going concern, as expressed in our independent auditors' report.

        From our inception through December 31, 2002 we have incurred cumulative net operating losses totaling approximately $12.1 million. During the years ended December 31, 2000, 2001 and 2002, we generated net income of $0.8 million, $3.4 million, and $1.3 million. The improvements of net income from operating activities were primarily achieved as a result of reductions in operating expenses. We reduced our accumulated stockholders' deficiency from approximately $25.8 million at December 31, 1997 to approximately $13.9 million at December 31, 2002. In addition to the net operating losses, the accumulated deficit was partially due to our declaration and payment of quarterly capital distributions to our stockholders during the period between 1994 and 1997, totaling approximately $16.0 million, and our redemptions of common stock totaling approximately $4.7 million. Our current liabilities exceeded our current assets by approximately $22.7 million, $19.6 million and $18.4 million at December 31, 2000, 2001, and 2002.

        We bill our customers under several different methods. Some customers receive their long distance bills directly from us. We also have billing and collection agreements with several of the RBOCs. Customers who are billed through the RBOCs receive their long distance phone bill with their local phone bill from the RBOC. We have also used a third party billing and collection service for customer billings through other LECs or RBOCs with whom we did not have a separate billing and collection agreement. However, we have found this arrangement to be non-cost effective and have ceased that arrangement effective November 2002.

        Selling, general and administrative expenses include billing fees charged by LECs and other third party billing and collection companies, bad debts, commissions to salespersons, advertising and telemarketing expenses, customer service and support, and other general overhead expenses.

        Interest expense includes the cost of financing our accounts receivable and asset purchases, including loans from our primary financial institution under our credit facility.

        We have recognized a net deferred tax asset, primarily due to net operating loss carryforwards.

        In 1996, the FCC adopted regulations implementing the Telecommunications Act enacted that year. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund, collectively known as the universal service fund, or USF. The FCC has allowed carriers to offset these charges by passing them through to their customers at a percentage rate greater than what is charged to the carrier. Effective April 2003, the FCC has passed additional legislation that will no longer allow for additional mark up to the customers in regards to that pass through liability. As a result we will reduce our federal universal service fund charges according to the quarterly rates set by the FCC. This change is expected to impact annual net sales and income from operations in 2003. In 2002, our net sales generated by the federal universal service fee were $4.0 million and the amount included in cost of telecommunication services was $2.2 million.

        The FCC adopted a Primary Interexchange Carrier Charge, or PICC, to allow LECs to recover through non-usage-sensitive charges certain costs associated with long distance carriers having access to LEC networks. The FCC has also allowed the long distance carriers to offset these amounts by passing these charges on to their customers. In May 2000, the FCC adopted an order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000 and then annually increases such charges. As a result we reduced our PICC charges and the impact is an annualized revenue loss of approximately $6.0 million with a similar reduction in PICC costs.

Results of Operations

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect the more significant judgements and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        We derive 98% of our revenues from our long distance services. We recognize telecommunications revenues when our customers make long distance telephone calls from their business or residential telephones or by using our telephone calling cards. Revenues are also recognized at the end of each billing cycle for monthly fees for certain rate plans. We offer plans, which provide for a flat fee for a defined number of minutes during the month. Income from prepaid telephone calling cards is recognized as the telephone service is utilized. Income from internet service is recognized in the month that the service is provided.

Valuation of Accounts Receivable

        Considerable judgement is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the total aging of customer accounts receivable and our collection history with each aged group of customers. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general reserve for doubtful accounts by applying a percentage based on the aging category.

Property and Equipment

        Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives range from three to seven years. Maintenance and repairs are charged to expense as incurred.

        The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted cash flows generated from such assets, an impairment loss is recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2002.

Intangible Assets

        We amortize intangible assets representing covenants not to compete on a straight-line basis over their contractual periods ranging up to five years. At each balance sheet date, we assess whether there has been any permanent impairment in the value of these intangible assets. The factors considered by us include if any breach in the agreements has occurred. The measurement of possible impairment is based on the ability to recover the balance of intangibles from expected future operating cash flows on an undiscounted basis. We believe there has been no impairment in the carrying value of intangible assets at December 31, 2002. However, the contractual period of a covenant not to compete with a former CEO can be accelerated upon termination of the consulting agreement with the former CEO. If the consulting agreement is terminated by the former CEO or by us, it would cause the remaining book value of the non competition agreement, approximately $1.8 million, to be amortized as an expense over the succeeding six months.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and provides guidance on impairment testing for goodwill and other intangible assets. The adoption of SFAS 142 on January 1, 2002 had no impact on us as all of our intangible assets recorded on that date were attributable to identifiable covenants not to compete that have a finite life.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk include accounts receivable from customers and accounts payable to our carrier. Our customer base is distributed throughout the United States, and we do not require any collateral from our customers. Although significant portions of our revenues are billed through the LECs, the ultimate collectibility of these accounts is dependent upon the status of the individual customer. There are no significant concentrations of revenues or accounts receivable among individual customers, except as noted below.

        During the years ended December 31, 2001 and 2002, approximately 1% and 7% of our revenues were to one significant customer. From July 2001 through June 2002, this customer was a related party. The principal owner of the customer served on our board of directors. During the year ended December 31, 2002, we determined that sufficient uncertainties regarding the collectibility of amounts receivable from the customer existed, and, accordingly, have written off $2.1 million related to this significant customer. This represents the remaining outstanding balance from this customer. We are continuing to pursue collection efforts of this amount. The principal owner was not reelected as a board member in 2002.

        We maintain deposits at financial institutions that at times exceed federally insured limits.

        We enlist the support of non-profit organizations to promote our services. The loss of the support of one or more significant non-profit organizations could have a material, adverse impact on our financial condition and results of operations. Approximately 42%, 42% and 40% of our net sales during the years ended 2000, 2001 and 2002 were earned from customers that have designated our ten most significant Affinity Partners.

Redeemable and Nonredeemable Common Stock

        Redeemable common stock is carried at its redemption value. As the redemption options expire the principal amounts invested by the individual stockholders are reclassified as nonredeemable common stock. Nonredeemable common stock consists of stock issued to certain officers upon our formation, and to other stockholders with whom we had not executed a redemption agreement.

Tax Related Accruals

        Our estimates of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in footnote G, Income Taxes, to our consolidated financial statements. These reflect our assessment of actual current and future income taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Currently we have not placed a valuation allowance on our deferred tax assets. A valuation allowance to reduce deferred tax assets is required if the weight of evidence it is more likely than not that the deferred tax assets will not be recognized. Actual income taxes could vary from these estimates due to future changes in tax law or results from final review of our tax returns by taxing authorities. We are also subject to various tax audits from various federal, state, and local jurisdictions and make estimates based on the available information and consultation with experts where necessary. We believe our estimates are reasonable, however, they may change materially in the future due to new developments or changes.

Stock-Based Compensation

        At December 31, 2002, we had two stock-based compensation plans. We account for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and its various interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Contingencies

        We are subject to proceedings, lawsuits, and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgements or outcomes to these matters as well as potential ranges of provable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.

Statements of Operations Data for the Years Ended
December 31, 2000, 2001 and 2002:

        The following table sets forth for the years indicated the percentage of net sales represented by certain items in our statements of operations:

	Years Ended December 31,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%

Operating expenses:
Cost of telecommunication services	44.0%	42.6%	43.0%
Selling, general and administrative expenses	45.2%	45.4%	45.7%
Depreciation and amortization expense	3.9%	3.4%	3.5%

Total operating expenses	93.1%	91.4%	92.2%
Income from operations	6.9%	8.6%	7.8%
Interest expense	(5.2)%	(4.9)%	(4.4)%
Gain from extinguishment of long-term debt	—	2.7%	—
Other income(expense)	(0.5)%	(1.2)%	0.0%

Net income before income tax	1.2%	5.2%	3.4%
Income tax expense	0.5%	1.0%	1.3%

Net income before cumulative effect of accounting change	0.7%	4.2%	2.1%
Cumulative effect of change in accounting principle	0.1%	—	—

Net income	0.8%	4.2%	2.1%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Sales:    Net sales decreased 20.6% to $64.1 million in 2002 compared to $80.7 million in 2001. This decrease was the result of fewer billable minutes being used by a smaller customer base. Total billable minutes were approximately 558 million minutes in 2002, compared to 535 million minutes in 2001. However, one significant customer accounted for 167 million minutes in 2002. During 2001 this customer did not account for a significant number of minutes and will not account for any minutes in the future. Excluding this one significant customer, total billable minutes for 2002 were 391 million minutes, a decline of 26.9% in 2002 from 2001. PICC and USF fees billed to customers totaled $4.6 million in 2002 compared to $5.7 million in 2001.

        Our new rate plans are geared towards direct bill as we continue to build our customer retention and brand awareness. Approximately 52.9% of revenue from long distance usage were billed through the LECs or other billing and collection services in 2002. Approximately 49.8% and 40.0% of our customers received a bill directly from us in 2002 and 2001. We have also implemented additional procedures to increase the percentage of direct billed customers.

        Cost of Telecommunication Services:    Our cost of sales are variable costs based on amounts paid by us to our providers for our customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the year ended December 31, 2002, the overall cost of telecommunication service was 42.8% compared to 42.6% of net sales in 2001.

        During the years ended December 31, 2002 and 2001, the cost of sales and relative percentage of costs to net sales was as follows:

	Years Ended December 31,
	2001		2002
	Amount (000's)	Percentage of Net Sales	Amount (000's)	Percentage of Net Sales
Switchless carrier costs	$21,531	26.7%	$16,919	26.4%
Switched operation costs	7,353	9.1%	6,533	10.2%
PICC/USF fees	4,632	5.7%	2,715	4.2%
Other related costs	900	1.1%	1,416	2.2%

Totals	$34,416	42.6%	$27,583	43.0%

        Switchless carrier costs as a percent of net sales decreased to 26.4% in 2002 compared to 26.7% in 2001 due to reduced carrier costs per minute.

        Selling, General and Administrative Expenses:    The significant components of selling, general and administrative expenses include the following:

	Years Ended December 31,
	2001		2002
	Amount (000's)	Percentage of Net Sales	Amount (000's)	Percentage of Net Sales
Billing and collection expenses	$9,063	11.2%	$8,235	12.8%
Advertising and marketing expense	1,293	1.6%	859	1.3%
Payments to non-profit organizations	5,424	6.7%	4,375	6.8%
Payroll expense	11,108	13.8%	7,671	11.9%
Other	9,794	12.1%	8,204	12.9%

Totals	$36,682	45.4%	$29,344	45.7%

        Billing and Collection Expenses:    Billing and collection expenses include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from our direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel. The reduction in the overall billing fees and charges from 2002 to 2001 is primarily due to improvements in our overall internal processes. During 2002, we recognized a bad debt expense of approximately $2.1 million due to non-payment of a receivable from one significant customer.

        Advertising and Marketing Expense:    Advertising expense decreased in 2002 to $859,000, compared to $1.3 million in 2001. The decrease was primarily due to more focused efforts on specific advertising.

        Payments to Non-Profit Organizations:    During 2002, payments to non-profit organizations decreased by approximately $1.1 million resulting from an overall decrease in net sales. During 2002, we made approximately 3,500 partner sharing distributions to Affinity Partners on a monthly basis. Supporters of ten of these Affinity Partners accounted for approximately 40.0% of our gross revenue in 2002. The termination of our relationship with any of these ten Affinity Partners may have a material adverse effect on our financial condition and results of operations.

        Payroll Expenses:    Payroll expenses decreased by approximately $3.4 million from 2001 to 2002, due primarily to reorganization efforts and elimination of certain expenses.

        Other General and Administrative Expense:    Other general and administrative expenses decreased by approximately $1.6 million during 2002 compared to 2001. The primary reason for these decreases were due to increased controls on expenses.

        Depreciation and Amortization:    Depreciation and amortization expense totaled $2.3 million in 2002 compared to $2.8 million in 2001. This decrease was primarily attributable to significant assets, primarily our switched assets, acquired in prior years becoming fully depreciated at the end of 2002.

        Interest Expense and Other Finance Charges:    Interest expense and other finance charges decreased to $2.8 million in 2002 compared to $3.9 million in 2001. This decrease is attributable to a reduction in our credit facility balance due to repayments from operating cash flow and also lower effective rates in 2002.

        Gain on Extinguishment of Long-Term Debt:    During 2001, we determined a former director had breached his termination agreement. As a result, we believe that we no longer had an obligation pursuant to this contract, and accordingly, we have removed this liability from our financial statements at December 31, 2001, and have recognized an extraordinary gain of $2.1 million in 2001. No similar gains were recognized in 2002.

        Income Tax Expense (Benefit):    During 2002 and 2001 we recorded deferred income tax expense of approximately $845,000 and $790,000. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards.

        Net Income:    During the years ended December 31, 2002 and 2001 we reported net income of $1,345,000 and $3,378,000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Sales:    Net sales decreased 19.3% to $80.7 million in 2001 compared to $100.0 million in 2000. This decrease was the result of fewer billable minutes being used by a smaller customer base and a reduction in minutes billed under certain rate plans, which are billed at a higher per minute rate. Total billable minutes were approximately 535 million minutes in 2001 compared to 557 million minutes in 2000. PICC and USF fees billed to customers totaled $5.7 million in 2001, compared to $9.1 million in 2000. This decrease results from a FCC order, which consolidates PICC charges with certain other subscriber charges and initially decreases the charges effective July 1, 2000, and then annually increases such charges. We estimate an annual reduction in PICC sales but a similar reduction in PICC expenses on an annual basis due to this change. Approximately 60% of revenue from long distance usage were billed through the LECs or other billing and collection services in 2001. Customers receiving their bills directly from AmeriVision were approximately 40% and 30% in 2001 and 2000.

        Cost of Telecommunication Services:    Our cost of sales are variable costs based on amounts paid by us to our providers for our customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the year ended December 31, 2001, the overall cost of telecommunication service was 42.6% of net sales compared to 44.0% in 2000. During the years ended

December 31, 2001 and 2000, the cost of sales and relative percentage of costs to net sales to each of our providers were as follows:

	Years Ended December 31,
	2000		2001
	Amount (000's)	Percentage of Net Sales	Amount (000's)	Percentage of Net Sales
Switchless carrier costs	$24,804	24.8%	$21,531	26.7%
Switched operation costs	10,412	10.4%	7,353	9.1%
PICC/USF fees	8,356	8.4%	4,632	5.7%
Other related costs	428	0.4%	900	1.1%

Totals	$44,000	44.0%	$34,416	42.6%

        Selling, General and Administrative Expenses:    The significant components of selling, general and administrative expenses include the following:

	Years Ended December 31,
	2000		2001
	Amount (000's)	Percentage of Net Sales	Amount (000's)	Percentage of Net Sales
Billing and collection expense	$8,947	9.0%	$9,063	11.2%
Advertising and marketing expense	3,772	3.8%	1,293	1.6%
Payments to non-profit organizations	7,856	7.8%	5,424	6.7%
Payroll expense	11,997	12.0%	11,108	13.8%
Other	12,713	12.6%	9,794	12.1%

Totals	$45,285	45.2%	$36,682	45.4%

        Billing and Collection Expense:    Billing and collection expense include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from our direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel.

        Advertising and Marketing Expense:    Advertising expense decreased in 2001 to $1.3 million, compared to $3.8 million in 2000. The decrease was primarily due to more focused efforts on specific advertising.

        Payments to Non-Profit Organizations:    During 2001, payments to non-profit organizations decreased by approximately $2.4 million resulting from an overall decrease in revenues. During each 2001 and 2000, we made approximately 3,500 partner sharing distributions to Affinity Partners on a monthly basis. Supporters of ten of these Affinity Partners accounted for approximately 40.0% of our gross revenue in 2001. The termination of our relationship with any of these ten Affinity Partners may have a material adverse effect on our financial condition and results of operations.

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

        Interest Expense and Other Finance Charges:    Interest expense and other finance charges decreased to $3.9 million in 2001 compared to $5.2 million in 2000. This decrease is attributable to a reduction in our credit facility balance due to repayments from operating cash flow and also lower effective rates in 2001.

        Impairment Loss on Long-Lived Assets:    We incurred a charge against net income of over $1.0 million in 2001 and $575,000 in 2000 due to a write-off of development costs related to a billing software package. We were utilizing an outside vendor to develop a new billing software package. We discontinued the efforts in 2000 and pursued reimbursement from the vendor. In 2001 it was determined that no amounts will be reimbursed and we therefore charged the remaining balance against net income.

        Gain on Extinguishment of Long-Term Debt:    During 2001, we determined a former director had breached his termination agreement. As a result, we believe that we no longer had an obligation pursuant to this contract, and accordingly, we have removed this liability from our financial statements at December 31, 2001, and have recognized an extraordinary gain of $2.1 million.

        Income Tax Expense (Benefit):    During 2001 and 2000, we recorded deferred income tax expense of approximately $790,000 and $455,000. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards.

        Cumulative Effect of Changes in Accounting Principle:    Through June 30, 2000, we accounted for stock options granted to our non-employee directors in accordance with SFAS No. 123. Effective July 1, 2000, we adopted the provisions of FASB Interpretation No. 44, which permits companies to apply the provisions of APB No. 25 to their non-employee directors. We have reported the cumulative effects of this change in accounting principle, which totaled $57,000, net of tax effect, in our statement of operations for the year ended December 31, 2000.

        Net Income:    During the years ended December 31, 2001 and 2000 we reported net income of $3,378,000 and $807,000.

Financial Condition and Liquidity

        Our working capital has improved by $1.3 million from 2001 to 2002 while our cash decreased by over $940,000 for the same period. During 2002, we reduced our credit facility by over $4.9 million.

        We have a credit facility with the borrowing availability based upon collections multiples and earnings ratios, subject to the maximum line of credit. The maximum amount of the credit facility is $15.0 million. The outstanding balance at December 31, 2002 was $13.7 million and at December 31, 2001 was $18.6 million.

        Credit Facility and Loans:    The credit facility matured on January 30, 2003, and carried an interest rate of prime plus 3.5%, with a contractual floor of 9.0%. The stated interest rate at December 31, 2002 was 9.0%. The weighted average effective interest rates in 2000, 2001, and 2002, which include amortization of loan origination costs, were 11.8%, 15.4%, and 9.8% respectively. The credit facility is secured by substantially all of our assets, including accounts receivable and our customer base.

        In connection with closing the credit facility, several of our creditors agreed to subordinate our obligations to them in favor of the financial institution. Repayment of these obligations is limited as specified in the loan and security agreement. The total outstanding debt owed to subordinated creditors as of December 31, 2002, was approximately $4.6 million.

        The credit facility contains various financial and other covenants with which we must comply, including a minimum net worth requirement, restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors.

        On August 6, 2002, our lender notified us that it would not renew our $28.5 million credit facility following its maturity on January 30, 2003. Since September 2002, we have been in default under our credit facility. We have executed two amendments to our credit facility, pursuant to which our lender has agreed to forbear from taking any action against us until the earlier of another event of default or May 30, 2003. Pursuant to the amendments, we are required to reduce the maximum borrowing under the credit facility to $14.1 million at May 30, 2003, as well as pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures, among other requirements. Under the amendments, at December 31, 2002, we were in violation of our debt service coverage ratio. We received a waiver of this violation from our lender. After May 30, 2003, our lender will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under our credit facility, or approximately $13.7 million principal amount. Our lender has a first secured interest in substantially all of our assets. On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of our lender, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver of our lender. The FDIC anticipates selling our loan to another lender in May 2003. The new lender will be subject to the requirements of the amendments mentioned above. However, the new lender has the ability to change the terms and requirements after the forbearance period expires.

        Similarly, we are in default under $5.7 million principal amount of our subordinated and non-subordinated notes. The non-subordinated lenders presently have the right, but not the obligation, to accelerate the repayment of the entire $1.8 million principal balance and related penalties and interest outstanding under these notes. The subordinated lenders also have the right to demand repayment of the entire $3.9 million principal balance and related penalties and interest outstanding under these notes, subject to notification to and prior rights of the secured creditor. However, any demand made by our non-subordinated or subordinated lenders is expected to cause acceleration of the credit facility, resulting an immediate obligation of $19.4 million principal amount plus interest thereon to become due. Several of our subordinated and non-subordinated note holders have expressed a desire to demand and accelerate the repayment of their notes.

Cash Flows

Operating Activities

        Significant uses of cash in operating activities in 2002 include a decrease in accounts payable of $438,000 and an increase of prepaid expenses and other assets of $501,000. Significant sources of cash in operating activities for 2002 were a decrease in accounts receivable of $2.4 million and an increase in interest payable of $319,000. We also generated cash from operations by recording net income of $1.3 million; deferred income tax expense of $845,000; and certain non-cash expenses, principally depreciation and amortization, of $2.5 million.

        Significant sources of cash in operating activities for the year ended December 31, 2001 include decreases in accounts receivable of $3.4 million. We also generated cash from operations by recording net income of $3.4 million; deferred income tax expense of $790,000; and certain non-cash expenses, principally depreciation, amortization and loss from disposal of a long lived asset, of $1.7 million. Significant uses of cash in operating activities include reductions in accounts payable of $3.6 million.

Investing Activities

        Our investing activities for 2002 and 2001 consisted primarily of property and equipment purchases of $1.2 million and $510,000.

Financing Activities

        During 2002 and 2001, financing activities used $6.3 million and $4.8 million in cash. The most significant use of cash was the repayments of notes and leases payable, including our credit facility. The repayment of loans to related parties totaled approximately $607,000 and $908,000 for 2002 and 2001.

        Information regarding our contractual obligations for long term debt, capital leases, operating leases and other contractual obligations are set forth in footnote F and I to our financial statements and that information is incorporated herein by reference.

Recent Accounting Pronouncements

        Through June 30, 2000, we accounted for stock options granted to our non-employee directors in accordance with SFAS No. 123. Effective July 1, 2000, we adopted the provisions of FASB Interpretation No. 44, which permits companies to apply the provisions of APB No. 25 to its non-employee directors.

        Accounting Standards Issued But Not Yet Adopted: During the years ended December 31, 2001 and 2002, the Financial Accounting Standards Board, or FASB, issued the following Statements of Financial Accounting Standards that have not yet been adopted by us, because the required implementation date is not until 2003:

SFAS No. 143	Accounting for Asset Retirement Obligations
SFAS No. 146	Accounting for Costs Associated with Exit or Disposal Activities
Interpretation No. 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
Interpretation No. 46	Consolidation of Variable Interest Entities

        We are currently evaluating the effects of these new accounting standards, but we do not believe that adoption of these accounting standards will have a significant effect on our financial position or results of operations.

        Recent Accounting Standards:    In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years ending after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 should be reclassified to conform to the provisions of SFAS No. 145. In connection with the adoption of this pronouncement on December 31, 2002, we reclassified a gain from early extinguishment of debt of $2,146 ($-0- tax effect) recorded during the year ended December 31, 2001, to results from continuing operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and we have incorporated the disclosure into our 2002 financial statements and accompanying footnotes.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We are not exposed to market risk from the changes in marketable securities, as we have no such instruments.

        Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the twelve month periods ending December 31, 2001 and 2002.

        We are exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under our credit facility since amounts borrowed under the credit facility accrue interest at a fluctuating rate equal to the prime lending rate, or prime, plus 3.5%. At December 31, 2002 we had $13.7 million of outstanding debt bearing interest at floating rates. Market risk is estimated as the potential increase in interest rate for borrowing under our credit facility resulting from an increase in prime. Based on borrowings under our credit facility at December 31, 2002, a hypothetical increase of one percentage point in prime would increase our interest expense on an annual basis by approximately $137,000.

        Our operations are all originated within the United States and we therefore conduct all business transactions in U.S. dollars.

Item 8.    Financial Statements and Supplementary Data

        The financial statements and supplementary data are set forth following the signature page hereof beginning on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position
David Clark	62	Chairman of The Board of Directors
John Telling	62	Vice Chairman of the Board
Belarmino Gonzalez	69	Director
Art Richardson	65	Director
Tom Choquette	52	Director
Sharon Freeny	57	Director
Kenneth Guthrie	71	Director
Curtis Nestegard	67	Director
Wilbur Fullbright	77	Director
Robert Cook	56	President and Chief Executive Officer
Al Jones	59	Secretary
Loni Woodley	38	Treasurer and Chief Financial Officer

        David Clark was elected to the board of directors in July 2001 and re-elected in July 2002. Dr. Clark is currently serving as the vice president of North American Missions Board, or NAMB. NAMB is responsible for production and distribution of all radio and television programs for one of the largest non-profit organizations in North America. Dr. Clark is also currently serving as President of FamilyNet, a commercial television network providing a variety of family oriented, Christian programming. From 1991 to 1997, Dr. Clark founded, owned, and operated KMC Media, a media strategy, production and placement company. Dr. Clark served as Dean of the College of Communication at the Regent University in Virginia from 1988 to 1991. Dr. Clark serves on the governing bodies of a number of non-profit ministries, including among others the board of the National Religious Broadcasters.

        John Telling was elected to the board of directors in July 2002. Mr. Telling is a founder and currently the Chairman, President and CEO of Hebron Communications Corporation, a previous affiliate of ours. Mr. Telling was a previous member of the board from October 1998 to December 1999. Mr. Telling also served as our interim CEO from August 2002 to November 2002. Mr. Telling has extensive experience in the world of banking and finance. Mr. Telling has served as Senior Vice President and Partner with such firms as Bear Stearns, Dean Whitter, Prudential Securities and Schroder Securities.

        Belarmino Gonzalez was elected to the board of directors in October 2001 and re-elected in July 2002. Mr. Gonzalez has purchased or founded and operated several radio and television stations. Mr. Gonzalez is currently serving as the president of corporations that own several stations including KDAZ Radio AM 730, KYNM TV-61 and KCHF TV-11. Mr. Gonzalez has been actively involved in the establishment and promotion of Christian based radio stations and broadcast programs including, among others, the first 24-hour all Christian youth television station. Mr. Gonzalez is a member of the governing boards of several non-profit organizations within the broadcasting industry, including, among others, Prince of Peace Embassy, National Religious Broadcasters and Tri State Christian Television Network.

        Art Richardson was elected to the board of directors in July 2001 and re-elected in July 2002. Mr. Richardson is currently the Area President of Legalink Corporation. Mr. Richardson has founded and operated several companies in the legal reporting industry, most recently United Reporting and Farrack Richardson. Mr. Richardson currently serves as a member of the board of directors for MemberSource Credit Union. He is a member and serves on the board of directors of several legal industry associations and other non-profit organizations, including National Court Reporters Association.

        Tom Choquette was elected to the board of directors in July 2002. Mr. Choquette is currently the owner and president of Washington Whirly Ball Inc. and has served as the Commissioner of Whirly Ball for the last eight years. He is also involved in several children's programs, currently working with different teen programs including serving on the board of Teen Hope. Mr. Choquette was previously a stockholder, managing partner and the west coast sales manager for Ameri-Tel/West Communications, Inc., a partner of Ameri-Tel Communications, Incorporated, a wholly owned subsidiary of ours.

        Sharon Freeny was elected to the board of directors in July 2002. Mrs. Freeny is a mother of four and a grandmother of five and married to one of our founders. Mrs. Freeny is also involved in volunteer work with children and the community, serving on the board of several organizations.

        Kenneth Guthrie was elected to the board of directors in July 2002. Mr. Guthrie retired in 1999. Since 1963, Mr. Guthrie was self-employed manufacturing and selling trailers

        Curtis Nestegard was elected to the board of directors in July 2002. Mr. Nestegard is currently a volunteer representative for India Gospel Outreach. Mr. Nestegard is also currently serving as a board member for India Gospel Outreach, Maranatha Full Gospel Fellowship and Soul Harvest, Inc. Mr. Nestegard has previously had several pastorialships and owned several businesses.

        Wilbur Fullbright was elected to the board of directors in July 2002. Dr. Fullbright is Professor Emeritus at Boston University after serving 37 years in several administrative positions. He served as national president of Pi Kappa Lambda for two terms and has been a member of the Board of Regents since 1970. Dr. Fullbright is currently involved in lecturing and consulting with several academic and artistic organizations. He has also previously served on several boards, including the Handel and Haydn Society of Boston, the Greater Boston Youth Symphony Orchestra, and Songtime USA.

        Robert Cook has served as our chief executive officer and president since November 2002. He has over 30 years of experience in the telecommunications industry. Prior to his current role, Mr. Cook was the President of Interstellar Telecom, LLC, an integrated telecommunications service provider. Prior to Interstellar telecom, Mr. Cook was the Chairman, President and CEO of Sevis Systems, Inc., a telecom network and software security company. Other telecom industry experience includes work for ICG Communications, U.S. Intelco Holdings, SM Telecom and GTE Southwest. Mr. Cook earned an MBA from Angelo State University.

        Al Jones has served as our secretary since January 2002. Mr. Jones has served in various capacities with us since 1997. Mr. Jones has over 20 years experience in sales and sales management, including regional sales manager for A.T. Cross Company and 12 years experience as an educator. Mr. Jones has received many awards from his achievements including, among others, Teacher of the Year and National Salesman of the Year. Mr. Jones brings a personal and customer driven approach to us.

        Loni Woodley has served as our chief financial officer and treasurer since January 2002. For the past five years, Mr. Woodley has been engaged to assist troubled companies in effecting turnarounds. Prior thereto he was employed by a national public accounting firm during which period he provided financial accounting services to several companies including, among others, publicly owned companies in the telecommunications industry. Mr. Woodley received his BA in Accounting at the University of Northern Iowa.

Board of Directors Matters

        Each director is elected to serve a term of one year, normally to expire at the annual meeting of our shareholders or at such time as his or her successor is elected and qualified for office.

        Mrs. Freeny and her husband also entered into a Voting Trust Agreement, dated September 1, 2001, with us and three identified trustees, including David Clark, our chairman, under which the three trustees could vote all shares owned by the Freenys in excess of 4.99% of our outstanding common stock, but only with the majority of shares voted on any matters requiring the shareholder action. The Freenys reserved the right to direct a vote with respect to certain corporate actions requiring stockholder action such as a merger under which we would not be the surviving entity, a sale of our assets, or an amendment to our Certificate of Incorporation. The agreement terminates on the earlier to occur of resale of Freenys' stock or May 2004.

Compensation of Directors

        During the years ended December 31, 2001 and 2002, we paid our board of directors for their services on a monthly basis. The current directors receive $2,500 in fees per month with the chairman of the board receiving $3,500 per month. We also reimburse the directors for all out-of-pocket expenses incurred by them for their directorial duties. The total expense related to the fees due to the board of directors for the year ended December 31, 2001 was approximately $114,000 and for the year ended December 31, 2002 was approximately $226,000.

        The current board of directors has authorized the issuance of up to 1,000 shares of common stock to members of the board of directors. Such shares are contingent upon each individual being a member of the board at the end of their annual term. In addition certain chairpersons of board committees will receive additional shares for the extra service upon completion of a full term as the chairperson. No shares of our common stock have been issued for these items as of December 31, 2002.

Stock Bonuses

        From time-to-time, we have granted stock bonuses to members of our board of directors and executive management team. The arrangements of the stock bonus grants vary. Some of the stock bonus arrangements provide for a four-year vesting period, while others are immediately vested. Compensation expense is recognized on a straight-line basis over the vesting period, or immediately in the case of no vesting period. Each of the arrangements generally provide for a cash bonus to be paid equal to the amount of income tax expenses for which the recipient will be liable as a result of the vesting of the stock bonus. During the years ended December 31, 2000, 2001, and 2002, we recognized compensation expense of $192,000, $83,000, and $84,000, pursuant to the stock bonus arrangements. Additional compensation expense of $109,000, $31,000, and $34,000, was recognized for the related tax bonus arrangements.

Compensation Committee Interlocks and Insider Participation

        Our compensation committee consisted of Belarmino Gonzalez, chairman, Curtis Nestegard and Kenneth Guthrie. No member of the compensation committee was one of our officers or employees, or an officer or employee of any of our subsidiaries, during 2002. While John Telling is the president and chairman of the board of directors of Hebron Communications Corporation and Art Richardson was a member of the board of directors of Hebron Communications Corporation until April 2003, a former affiliate of ours, there are no interlocking committees between us and Hebron.

Board Committees

        Compensation and Nominating Committee.    The board of directors has established a three-person combination Compensation/Nominating Committee to review executive compensation and to propose to the board the names of individuals who might constitute board designated nominees for service as directors. The compensation arrangements for our chief executive officer and each of our executive officers are established pursuant to the terms of the respective employment or consulting agreements between each executive officer and us. The terms of the employment agreements were established pursuant to arms-length negotiations between us and each executive officer in connection with the compensation arrangements.

        The current additional standing committees of the board of directors include:

        Audit Committee.    A three-person committee which is responsible for:

  •
  Reviewing the scope of, and the fees for, the annual audit;
  •
  Reviewing the independence of the independent auditors;
  •
  Reviewing with the independent auditors our accounting practices and policies;
  •
  Reviewing with the independent auditors their final report;
  •
  Reviewing with internal management and independent auditors overall accounting and financial controls; and
  •
  Being available to the independent auditors for consultation purposes.

        Sales and Marketing Committee.    A five-person committee which is responsible to review:

  •
  Sales incentive plans for inside and outside sales agents;
  •
  New products to be offered to customers; and
  •
  Non-profit organization relationships.

        Legal Committee.    A three-person committee which is responsible for:

  •
  Ensuring that we utilize the appropriate legal counsel for specific issues (e.g. SEC, employment, statutory, contractual, etc.); and
  •
  Reviewing all legal proceedings in which we are an actual or potential participant.

        Financing Committee.    A three-person Committee which is responsible for:

  •
  Finding replacement financing with senior lenders;
  •
  Exploring recapitalization opportunities; and
  •
  Exploring other joint ventures and strategic partnerships.

        Board Policies and Procedures Committee.    A three-person committee which formulates and reviews:

  •
  Policies relating to board functions and protocol; and
  •
  Procedures for board activities.

        Publications and Editorial Committee.    A three-person committee responsible for:

  •
  Proofing newsletters, publications and articles; and
  •
  Assisting in formation and dissemination of publicity for us.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file certain reports with the Securities and Exchange Commission concerning their beneficial ownership of our equity securities. The SEC's regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the executive officers, directors, and greater than 10% stockholders. To our knowledge, based solely on a review of the copies of such forms and amendments thereto received by us with respect to 2002, all Section 16(a) filing requirements were met, except that the Form 3s for each of the current board members were not timely filed, but have subsequently been filed.

Item 11.    Executive Compensation

        The following table summarizes the compensation paid to our officers for services rendered in 2002 (collectively, the "Named Executive Officers").

Summary Compensation Table

Long Term Compensation
		Annual Compensation		Awards		Payouts
				Other annual Compensation ($)	Restricted stock awards	Securities Underlying Options/SARs	LTIP Payouts ($)	All other compensation ($)
Name and Principle Position	Year	Salary ($)	Bonus ($)
Robert Cook(1) President and CEO	2002	20,769	-0-	-0-	-0-	-0-	-0-	-0-
Loni Woodley(1) Treasurer and CFO	2002	110,422	21,000	-0-	-0-	-0-	-0-	-0-
Al Jones Secretary	2002 2001 2000	80,000 80,000 77,029	30,300 10,000 20,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Kenneth Kolek(2) Former Chairman, President/CEO	2002 2001	289,265 70,000	-0- -0-	-0- -0-	1,000 -0-	-0- -0-	-0- -0-	21,119 -0-

(1)
Mr. Cook and Mr. Woodley had no compensation from us prior to 2002.
(2)
Mr. Kolek's other compensation was comprised of board of directors fees.

Employment Agreements with Officers

        In November of 2002, we entered into an employment agreement with Mr. Robert Cook as our chief executive officer and president. The agreement requires us to pay Mr. Cook an annual base salary of $180,000 plus cash bonuses of up to 60% of the base salary subject to defined performance measures. The agreement also requires that we provide stock grants for 5,000 shares of our common stock to Mr. Cook at the end of twelve, twenty-four and thirty-six months.

        In October of 2002, we entered into a consulting agreement solely for the accounting and consulting services of Mr. Loni Woodley, our chief financial officer. The agreement requires that we pay a consulting fee of $6,350 every two weeks. It also requires us to pay for normal business expenses.

        In June of 2002, we entered into an employment agreement with Mr. Al Jones as our secretary. The agreement requires that we pay Mr. Jones an annual base salary of $80,000 plus cash bonuses of up to 25% of the base salary subject to defined performance measures.

Consulting Agreement with Former Chairman and Chief Executive Officer

        During July 2001, the board of directors appointed Kenneth Kolek as our president and CEO and agreed that we would pay Mr. Kolek's consulting company $150 per hour for his time spent on our business. The agreement was terminated August of 2002.

Stock Incentive Plans

        In October 1998, we entered into stock option agreements with four of the then members of the board of directors pursuant to a single plan. This plan authorized the issuance and granted options to purchase 90,987 shares of common stock with vesting periods of four years and maximum option terms of five years. In 2001, the unvested portion of the stock option agreements expired for two directors when they were not re-elected to our board of directors. The other two directors who were granted stock option agreements under this plan are fully vested. At December 31, 2002, the total number of options outstanding under this stock option plan were 81,888. Subsequent to December 31, 2001 the board of directors elected to freeze this plan, therefore, not allowing any further grants.

        In December 1999, the board of directors approved the 1999 Stock Incentive Plan, which authorized 40,000 shares of our common stock to be reserved for issuance to employees, directors, consultants and other individuals. We have granted options totaling 24,500 shares to certain of our employees under this plan. At December 31, 2002 the total options outstanding under this plan were 9,500. Subsequent to December 31, 2001 the board of directors elected to freeze this plan, therefore, not allowing any further grants.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of shares of our common stock as of April 1, 2003, by (a) each person known by us to own beneficially more than 5% of our outstanding common stock, (b) each of our directors, (c) each Named Executive Officer and (d) all executive officers and directors as a group. We believe that each of such stockholders has the sole voting and dispositive power over the shares held by such stockholder except as otherwise indicated.

  Executive Officers and Directors:

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner
	Number	Percentage
David Clark 11880 Younger Court, Azle, TX 76020	1,000	*
Sharon Freeny (2) 6220 NE 113th, Edmond, OK 73013	107,110	12.5
Belarmino Gonzalez (3) 781 Bishops Lodge Road, Santa Fe, NM 87107	1,287	*
Art Richardson 3502 Cinco Lakes Drive, Katy, TX 77450	1,625	*
John Telling(4) 9505 S. Lagoon Lane, Monotoloking, NJ 08738	43,789	5.0
Tom Choquette(5) 5211 134th Street SE, Everett, WA 98208	4,775	*
Kenneth Guthrie(6) 3736 Robin Road, Great Bend, KS 67530	3,300	*
Curtis Nestegard(7) 6215 Fawnlake Drive, Katy, TX 77493	2,002	*
Wilbur Fullbright(8) 1406 Breezy Bend, Katy, TX 77494	13,430	1.6
Robert Cook 28415 Heritage Trail, Boerne, TX 78015	—	*
Albert Jones(9) 2441 Treadington Way, Edmond, OK 73034	6,423	*
Loni Woodley 1001 Fox Hill Drive, Edmond, OK 73034	—	*
All executive officers and directors as a group (12 persons)	184,741	21.8
OTHER 5% STOCKHOLDERS
Tracy C. Freeny(2) 6220 NE 113th, Edmond, OK 73013	107,110	12.5
Hebron Communications Corporation 5900 Mosteller Dr. Suite 1150, Oklahoma City, OK 73112	50,000	5.9
Harvey and Alice Price 8121 E 129, Wetumka, OK 74883	50,000	5.9
Donald Price 7894 E 135 County Road, Holdenville, OK 74848	50,000	5.9

*
Less than 1% ownership.
(1)
Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.
(2)
Includes 104,243 shares held jointly by Mr. and Mrs. Freeny and 200 shares held by the Freeny's minor son. Includes 50,000 shares pledged as collateral on certain notes payable.
(3)
Includes 60 share owned by Son Broadcasting.
(4)
Includes 5,394 shares owned by his wife and 27,296 shares related to options not yet exercised.
(5)
Includes 175 shares owned by his child.

(6)
Includes 375 shares owned by his wife.
(7)
Includes 1,001 shares owned by his wife.
(8)
Includes 4,684 shares owned by his wife.
(9)
Includes 1,000 shares related to options not yet exercised.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity plans approved by security holders	-0-	-0-	-0-
Equity plans not approved by security holders	91,388	$28.48	-0-
Total	91,388	$28.48	-0-

        Prior to December 31, 2000, options were granted to employees, directors and associates under our stock incentive plans. Options were granted with an exercisable price equal to the fair market value of our common stock, based on relevant appraisals, on the date of grant. These options have a weighted average exercise price of $28.48 per share and are exercisable until they expire between July 1, 2007 and July 1, 2010. Thereafter, no options have been granted to employees, directors and associates. During 2001 and 2002, 19,599 and 4,500 options have been cancelled or forfeited, leaving 91,388 options outstanding as of December 31, 2002. The options may be assigned or transferred, in whole or in part, so long as assignment or transfer is in accordance with and subject to the provisions of the Securities Act of 1933, as amended, and the rules promulgated thereunder, and the relevant stock option agreement.

Item 13.    Certain Relationships and Related Transactions

        In 1998, we entered into a Termination Agreement with our former director/Senior Vice President, Carl Thompson. The Termination Agreement required us to pay accrued distributions, totaling $935,000 at the time of his resignation, in the amount of $40,000 per month. All such accrued distributions were paid in full during the year ended December 31, 2000. The Termination Agreement further obligated us to pay Carl Thompson $20,000 per month for the remainder of his life. In exchange Carl Thompson agreed to (1) not compete with us for one year from the date of the agreement, (2) take no actions significantly detrimental to us (other than competition), and (3) waive any claims against us as of the date of the agreement. We recorded a liability and an asset for $2.1 million. The amount was based on the present value of the obligation over the expected life of Mr. Thompson at the date of the agreement. The asset was amortized over the term of the covenant not to compete.

        In September 2001, we suspended payments under the Termination Agreement, asserting that Carl Thompson had breached the contract. As a result, we believe that we no longer have an obligation pursuant to this contract, and accordingly, we have removed this liability from our financial statements at December 31, 2001, and have recognized a gain of $2.1 million in 2001.

        Effective February 1, 1999, we and Hebron Communications Corporation, an affiliate, entered into an asset purchase agreement, or the APA. Under the terms of the APA, we agreed to pay the affiliate for certain expenses related to the switch network, reimburse the Hebron Communications Corporation for costs associated with development of an internet service product and purchase all the switch assets. We retained all rights and responsibilities for leases on licenses and equipment. To complete this transaction we agreed to enter into three separate notes payable totaling approximately $3.4 million and assumed all related lease obligations totaling approximately $2.5 million. At December 31, 2002, the outstanding balance of these notes payable totaled $2.3 million and are in default. All amounts outstanding related to the lease obligations assumed by us have been repaid in full.

        We also lease office space from the Hebron Communications Corporation. The total amount paid to Hebron Communications Corporation related to the lease of this office space for the years ended December 31, 2000, 2001, and 2002 were $585,000, $528,000 and $432,000.

        In December 1999, we entered into a Termination Agreement with John Telling, a former employee/director. In connection with this Termination Agreement, we agreed to pay Mr. Telling $1.3 million over four (4) years, in exchange for the employee agreeing not to compete with us over that term. We accrued the present value of this obligation and are amortizing the covenant not to compete over the term of the Termination Agreement. In June 2002, Mr. Telling was re-elected to our board of directors.

        Effective as of May 24, 1999, we entered into an employment agreement, or the C.B. Agreement, with Tracy Freeny, our then Chairman of the Board. The initial term of the C.B. Agreement was for five years, with automatic one-year extensions, and under its terms, Mr. Freeny was entitled to receive an annual salary of $300,000. Effective as of August 31, 2001, Mr. Freeny and us entered into a Settlement Agreement under which the C.B. Agreement was terminated.

        Each party waived all claims which it had asserted or might otherwise be able to assert against the other, expressly including Mr. Freeny's claim to approximately $3.2 million of distributions that had previously been declared to be payable to him.

        Mr. Freeny resigned as our director, was awarded 1,000 shares of common stock for his prior board service and was appointed as an advisor to our board of directors. We agreed to pay him approximately $176,000 of earned but unpaid salary and to reimburse him for $45,000 of legal fees that he had incurred in defending himself against the shareholder derivative action that had been filed in 2001, and in conducting other negotiations with us.

        We also engaged Mr. Freeny as an independent consultant under a separate Consulting Agreement, entered into as of that same date and effective for a term ending May 2004, Mr. Freeny agreed, as an independent contractor, to provide us with sales and marketing services and to not compete against us in exchange for a monthly remuneration of $25,000 and the reimbursement of certain expenses to be incurred by him in the performance of such services.

        In June 2002 we executed a settlement agreement with Steve Halliday, our former president and CEO. Under this agreement we agreed to pay Mr. Halliday monthly payments of $37,500, extending through December 2006, and the execution of an independent contractor agreement under which Mr. Halliday will provide us with a variety of substantive consulting services and will have certain of his expenses incurred, directly or indirectly, in the performance of such activities reimbursed by us. The agreement also contains a non-competition and non-solicitation provision. We have recorded the present value of these payments as a long-term asset and a current liability. We are amortizing the covenant not to compete over the term of the agreement. The former CEO has the right to terminate this agreement for any reason. If terminated by the former CEO the non-compete period would become six months, which would require the remaining book value of the asset related to the covenant to not compete to be accelerated and recorded as an expense over the next six month period. At December 31, 2002 the book value of this covenant not to compete was approximately $1.8 million.

        Mr. Guthrie is the payee of our promissory note, dated February 1, 2001, issued in the principal sum of $50,000, bearing interest at an annual interest rate of 14% (plus a late charge of 5% of any delinquent payment), carrying a maturity date of February, 1, 2002. The current balance of $45,000 is now in default.

        Mr. Nestegard is the payee of our promissory note, dated February 1, 2001, issued in the principal sum of $325,000, bearing interest at an annual interest rate of 14% (plus a late charge of 5% of any delinquent payment), carrying a maturity date of February 1, 2002. The current balance of $292,500 is now in default.

        We regularly pay consulting fees to our directors for non-directorial services rendered to us. Fees are paid at a rate of $150 per hour, with a maximum of $800 per day. We paid approximately $292,000 and $215,000 in consulting fees to various directors in 2002 and 2001.

Item 14.    Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)    1.    Financial Statements

        See Item 8 of this Form 10-K

          2.    Financial Statement Schedules

        Financial statement schedules have been omitted on the basis of their being inapplicable or not required or because the information called for thereby has been otherwise included in this Form 10-K.

Exhibits

        The exhibits listed in the Exhibit Index, which follows our Consolidated Financial Statements, are filed as part of, or incorporated by reference into this Form 10-K.

Exhibit Number		Description
3.1	—	Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10 registration statement, filed October15, 1999)
3.2	—	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.2(ii) to Registrant's Second Quarter Form 10-Q, filed August 19, 2002)
4.1	—	Form of certificate representing shares of the Registrant's common stock (which is incorporated herein by reference to Exhibit 4.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.2	—	Form of Type C Redemption Agreement (which is incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.3	—	Form of Type D Redemption Agreement (which is incorporated herein by reference to Exhibit 4.5 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.4	—	Form of Convertible Note (which is incorporated herein by reference to Exhibit 4.6 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.5	—	Promissory Note dated April 20, 1999, payable by the Registrant to John Damoose (which is incorporated herein by reference to Exhibit 4.8 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.7	—	Promissory Note dated April 20, 1999, payable by the Registrant to C.A.S.E. (which is incorporated herein by reference to Exhibit 4. to Registrant's Form 10 registration statement, filed October 15, 1999)
*4.8	—	Form of Subordinated Note dated February 1, 2001.
*4.8.1	—	List of Subordinated Notes dated February 1, 2001.
*4.9	—	Promissory Note dated November 15, 2001, payable by the Registrant to Larry J. Geringer
*4.10	—	Promissory Note dated November 15, 2001, payable by the Registrant to Tineke C. Geringer
*4.11	—	Form of Subordinated Tranche 'B' and 'C' Note Payable dated February 15, 2000
*4.11.1	—	List of Subordinated Tranche 'B' and 'C' Note Payables dated February 15, 2000
9.1	—	Freeny Voting Trust Agreement, dated September 1, 2001, by and among the Registrant, Tracy C. Freeny and Sharon Freeny, as beneficiaries, and David Clark, Russell Beaty, and David Thompson, as trustees (which is incorporated herein by reference to Exhibit 10.30 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.1	—	Loan and Security Agreement dated as of February 4, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.1.1	—	Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.1.2	—	Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18.2 to Registrant's Form 10 registration statement, filed July 10, 2000)

10.1.3	—	Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.1.3 to Registrant's 2001 Form 10-K, filed, April 16, 2002)
*10.1.4	—	Amendment Number Four to Loan and Security Agreement dated as of March 22, 2002 between the Registrant and Coast Business Credit
*10.1.5	—	Amendment Number Five to Loan and Security Agreement dated as of November 26, 2002 between the Registrant and Coast Business Credit
*10.1.6	—	Amendment Number Six to Loan and Security Agreement dated as of January 31, 2003 between the Registrant and Coast Business Credit
*10.1.7	—	Waiver of Event of Default on Loan and Security Agreement dated as of February 27, 2003 between the Registrant and Coast Business Credit
10.2	—	Settlement Agreement, dated as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.28 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.3**	—	Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.29 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.4	—	Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.31 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.5	—	Promissory Note dated September 1, 2001, payable by the Registrant to Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.32 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.6**	—	Amended and Restated Employment Agreement, dated as of May 24, 2000 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10 registration statement, filed July 10, 2000)
10.8	—	Asset Purchase Agreement, dated as of April 30, 1999, among Hebron, AmeriVision, Tracy Freeny, Carl Thompson and S. T. Patrick (which is incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.9	—	Lease/License Agreement, dated as of April 30, 1999 between Hebron and AmeriVision (which is incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.10	—	Form of Promissory Note payable by AmeriVision to Hebron (form to be used with respect to Switch Note and Internet Note) (which is incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10 registration statement filed October 15 1999)
10.11	—	Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by AmeriVision to Hebron (which is incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.12	—	Capital Stock Escrow and Disposition Agreement dated April 30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner Warren & Rudy, P.A. (which is incorporated herein by reference to Exhibit 10.17 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.13**	—	Letter Agreement dated as of December 31, 1999 between the Company and John Telling (which is incorporated herein by reference to Exhibit 10.24 to Registrant's Form 10 registration statement, filed July 10, 2000)

10.14**	—	Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.27 to Registrant's Form 10 registration statement, filed July 10, 2000)
10.15	—	Acknowledgement and Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
10.16	—	Consulting and Settlement Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
10.17	—	Promissory Note, dated as July 10, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
10.18	—	Confidentiality and Non-Competition Agreement, dated as June 26, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
*10.21**	—	Consulting Agreement dated October 1, 2002 between the Registrant and Task Force 3, LLC
*10.22**	—	Employment Agreement dated January 31, 2002 between the Registrant and Al Jones
*10.23**	—	Employment Agreement dated November 11, 2002 between the Registrant and Robert Cook
10.24	—	Telecommunications Services Agreement dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.19 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.25	—	Program Enrollment Terms dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant's Form 10 registration statement, filed October 15, 1999)
*10.25.1(+)	—	Amended and Restated Program Enrollment Terms dated November 11, 2001 by and between the Registrant and WorldCom Network Services, Inc.
10.26	—	Security Agreement dated April 20,1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant's Form 10 registration statement, filed October 15, 1999)
*10.27(+)	—	Master Service Agreement dated October 18, 2002 by and between the Registrant and Broadwing Communications Services, Inc.
21.1	—	List of subsidiaries of AmeriVision (which is incorporated herein by reference to Exhibit 21.1 to Registrant's Form 10 Registration statement, filed October 15, 1999)

*
Filed herewith

**
Compensatory contract

(+)
Confidential treatment requested

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in Oklahoma City, State of Oklahoma on this 15 day of April 2003.

AMERIVISION COMMUNICATIONS, INC.
By:	/s/ ROBERT D. COOK ROBERT D. COOK (President and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT D. COOK ROBERT D. COOK	President, Chief Executive Officer (Principal Executive Officer)	April 15, 2003
/s/ LONI WOODLEY LONI WOODLEY	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2003
/s/ DAVID CLARK DAVID CLARK	Chairman of the Board of Directors	April 15, 2003
/s/ JOHN E. TELLING JOHN E. TELLING	Vice Chairman of the Board of Directors	April 15, 2003
/s/ SHARON FREENY SHARON FREENY	Director	April 15, 2003
/s/ BELARMINO GONZALEZ BELARMINO GONZALEZ	Director	April 15, 2003
/s/ ART RICHARDSON ART RICHARDSON	Director	April 15, 2003
/s/ THOMAS CHOQUETTE THOMAS CHOQUETTE	Director	April 15, 2003
/s/ KENNETH GUTHRIE KENNETH GUTHRIE	Director	April 15, 2003
/s/ CURTIS NESTEGARD CURTIS NESTEGARD	Director	April 15, 2003
/s/ WILBUR FULLBRIGHT WILBUR FULLBRIGHT	Director	April 15, 2003

CERTIFICATIONS FOR FORM 10-K

I, Robert Cook, President and Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Amerivision Communications, Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMERIVISION COMMUNICATIONS, INC.
April 15, 2003	By: /s/ ROBERT COOK Robert Cook President and Chief Executive Officer

CERTIFICATIONS FOR FORM 10-K

I, Loni Woodley, Treasurer and Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Amerivision Communications, Inc. (the "registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

AMERIVISION COMMUNICATIONS, INC.
April 15, 2003	By: /s/ LONI WOODLEY Loni Woodley Treasurer and Chief Financial Officer

AMERIVISION COMMUNCIATIONS, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2001 and 2002, and
for the years Ended December 31, 2000, 2001 and 2002

Independent Auditors' Report

Board of Directors and Stockholders
AmeriVision Communications, Inc.
Oklahoma City, Oklahoma

        We have audited the accompanying consolidated balance sheets of AmeriVision Communications, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmeriVision Communications, Inc. at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes D and J, to the financial statements, the Company is in default on certain covenants of its revolving credit agreement. The lender has notified the Company that it does not intend to renew the revolving credit agreement, which expired on January 30, 2003. The Company and the lender have agreed to an amendment through May 31, 2003. In addition, the Company is in default on certain of its other subordinated and non-subordinated debt, as discussed in Note J to the financial statements. The Company is currently exploring alternate financing sources, however the Company cannot predict if it will be successful in obtaining such alternate financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are discussed in Note J to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Oklahoma City, Oklahoma
April 7, 2003

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

	December 31
	2001	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,743	$799
Accounts receivable, net of allowance for uncollectible accounts of $900 and $1,543 at December 31, 2001 and 2002	10,944	8,538
Prepaid expenses and other current assets	530	1,047

TOTAL CURRENT ASSETS	13,217	10,384
OTHER ASSETS
Property and equipment, net	2,939	2,400
Net deferred income tax benefits	2,310	1,465
Covenants not to compete	1,030	2,319
Other assets	639	623

	6,918	6,807

TOTAL ASSETS	$20,135	$17,191

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)—Continued

AMERIVISION COMMUNICATIONS, INC.

	December 31
	2001	2002
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Revolving line of credit	$18,573	$13,719
Accounts payable and accrued expenses	8,891	8,453
Accrued interest payable	30	349
Short-term notes payable to individuals	324	279
Loans and notes payable to related parties, current portion	2,737	4,829
Current portion of other notes payable and capital lease obligations	2,297	1,140

TOTAL CURRENT LIABILITIES	32,852	28,769
LONG-TERM DEBT TO RELATED PARTIES, net of current portion	1,172	859
LONG-TERM DEBT, net of current portion	190	259
COMMON STOCK SUBJECT TO RESCISSION	1,304	—
REDEEMABLE COMMON STOCK, carried at redemption value Shares outstanding at December 31, 2001 and 2002: 15,537	1,597	1,200
STOCKHOLDERS' DEFICIENCY
Common Stock—par value $0.10 per share, authorized 1,000,000 shares total issued and outstanding at December 31, 2001 and 2002: 840,352 and 848,406, respectively net of redeemable shares at December 31, 2001 and 2002: 824,815 and 832,869, respectively	82	82
Additional paid-in capital	9,275	11,000
Unearned compensation	(14)	—
Retained earnings (deficit)	(26,323)	(24,978)

TOTAL STOCKHOLDERS' DEFICIENCY	(16,980)	(13,896)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$20,135	$17,191

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share amounts)

AMERIVISION COMMUNICATIONS, INC.

	Years Ended December 31
	2000	2001	2002
NET SALES	$100,077	$80,764	$64,136
OPERATING EXPENSES
Cost of telecommunication services	44,000	34,416	27,583
Selling, general and administrative expenses	45,285	36,682	29,344
Depreciation and amortization	3,881	2,752	2,251

TOTAL OPERATING EXPENSES	93,166	73,850	59,178

INCOME FROM OPERATIONS	6,911	6,914	4,958
OTHER INCOME (EXPENSE)
Interest expense and other finance charges	(4,514)	(3,258)	(2,223)
Interest expense and other finance charges to related parties	(725)	(654)	(604)
Impairment loss on long-lived assets	(575)	(1,052)	—
Gain on extinguishment of long-term debt	—	2,146	—
Other income	108	72	59

	(5,706)	(2,746)	(2,768)

INCOME BEFORE INCOME TAX EXPENSE	1,205	4,168	2,190
INCOME TAX EXPENSE	455	790	845

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	750	3,378	1,345
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX EFFECT OF $45	57	—	—

NET INCOME	$807	$3,378	$1,345

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting change	$0.96	$4.09	$2.10
Cumulative effect of accounting change	0.07	—	—

Net income	$1.03	$4.09	$2.10

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting change	$0.78	$3.48	$1.41
Cumulative effect of accounting change	0.06	—	—

Net income	$0.84	$3.48	$1.41

Weighted average number of shares outstanding
Basic earnings per share	823,390	825,468	830,532

Diluted earnings per share	963,521	969,432	954,235

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

(dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

	Nonredeemable Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Unearned Compensation	Retained Earnings (Deficit)	Total
BALANCE AT JANUARY 1, 2000	823,390	$82	$9,201	$(317)	$(33,751)	$(24,785)
Expiration of potential rescission claims on nonredeemable common stock (restated)	—	—	63	—	—	63
Decrease in redemption value of redeemable common stock	—	—	—	—	42	42
Vesting of restricted stock awards and stock options	—	—	(57)	192	—	135
Net income	—	—	—	—	807	807

BALANCE AT DECEMBER 31, 2000	823,390	82	9,207	(125)	(32,902)	(23,738)
Expiration of potential rescission claims on nonredeemable common stock	—	—	129	—	—	129
Shares issued upon exercise of stock warrants	3,800	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	8	42	—	50
Forfeiture of stock awards	(2,375)	—	(69)	69		—
Cancelation of distributions payable to related party	—	—	—	—	3,201	3,201
Net income	—	—	—	—	3,378	3,378

BALANCE AT DECEMBER 31, 2001	824,815	82	9,275	(14)	(26,323)	(16,980)
Expiration of potential rescission claims on nonredeemable common stock	—	—	1,222	—	—	1,222
Shares issued to board of directors for services	8,054	—	84	—	—	84
Vesting of restricted stock awards and stock options	—	—	2	14	—	16
Reduction of redemption value of redeemable common stock	—	—	397	—		397
Issuance of common stock for payment of note payable			20			20
Net income	—	—	—	—	1,345	1,345

BALANCE AT DECEMBER 31, 2002	832,869	$82	$11,000	$—	$(24,978)	$(13,896)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

	Years Ended December 31
	2000	2001	2002
OPERATING ACTIVITIES
Net income	$807	$3,378	$1,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,661	1,802	1,746
Amortization of intangible assets	1,220	950	722
Impairment loss and losses on disposal of long-lived assets	604	1,086	—
Deferred income tax expense	500	790	845
Stock compensation expense	192	50	100
Cumulative effect of accounting change, net of tax effect	(57)	—	—
Gain on extinguishment of long-term obligation	—	(2,146)	—
Changes in assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	2,402	3,397	2,406
Prepaid expenses and other assets	(35)	321	(501)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,646)	(3,727)	(438)
Interest payable	10	15	319

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,658	5,916	6,544
INVESTING ACTIVITIES
Purchases of property and equipment	(2,608)	(510)	(1,207)
Proceeds from sale of property and equipment	20	43	—
Investment in television pilot	(285)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(2,873)	(467)	(1,207)
FINANCING ACTIVITIES
Repayments of loans and other obligations to related parties	(1,119)	(908)	(607)
Net decrease in borrowings under line of credit arrangements	(219)	(2,088)	(4,854)
Other	(150)	—	—
Proceeds from notes payable and long-term debt	44	50	—
Repayment of notes and leases payable	(2,228)	(1,864)	(820)

NET CASH USED IN FINANCING ACTIVITIES	(3,672)	(4,810)	(6,281)

NET INCREASE IN CASH AND CASH EQUIVALENTS	113	639	(944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	991	1,104	1,743

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,104	$1,743	$799

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)—Continued

AMERIVISION COMMUNICATIONS, INC.

	Years Ended December 31
	2000	2001	2002
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest and other finance charges paid	$4,883	$3,706	$2,573

Income taxes paid (refunded)	$(60)	$—	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Exchange of short-term loans for subordinated promissory notes	$133	$—	$—

Assets acquired by incurring capital lease obligations	$262	$—	$—

Termination settlement obligations to former officer	$—	$—	$2,011

Issuance of common stock in satisfaction of note payable	$—	$—	$20

Redemption of common stock by issuance of note payable	$—	$—	$82

Reclassification of notes payable others to notes payable to related parties	$—	$—	$375

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

AMERIVISION COMMUNICATIONS, INC.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Principles of Consolidation:    The Company owns 100% of the common stock of AmeriTel Communications, Inc. This Company has no operations nor any assets or liabilities.

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

        Accounts Receivable:    Accounts receivable are uncollateralized customer obligations due under normal trade terms. The Company bills its customers directly and through billing agreements with Local Exchange Carriers ("LEC").

        Customers who are billed directly accrue interest at 1.5% per month for invoices not paid within 30 days. Accounts receivable for direct-billed customers are stated at the amount billed to the customer plus any accrued and unpaid interest. The carrying amount of these accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management provides for probable uncollectible accounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of accounts and history of collections. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

        Accounts receivable for customers who are billed through the LEC are stated at the amount billed to the customers. The stated amount has been reduced by a valuation allowance that reflects the LEC's best estimate of the amounts that will not be collected. This estimate is based on the current status of accounts and history of collections. Management records this reduction through a charge to earnings and a credit to accounts receivable at the time the information is sent to the LEC for billing to the customer.

        Property and Equipment:    Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives range from three to seven years. Maintenance and repairs are charged to expense as incurred.

        The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted cash flows generated from such assets, an impairment loss is recognized for the amount that the asset's carrying value exceeds its fair value. The Company believes that no impairment of fixed assets existed as of December 31, 2002. See Note C for a discussion of impaired assets as of December 31, 2001.

        Intangible Assets:    The Company amortizes intangible assets representing covenants not to compete on a straight-line basis over their contractual periods ranging up to five years. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of these intangible assets. The factors considered by management include if any breach in the agreements has occurred. The measurement of possible impairment is based on the ability to recover the balance of intangibles from expected future operating cash flows on an undiscounted basis. Management believes there has been no impairment in the carrying value of intangible assets at December 31, 2002. However, the contractual period of a covenant not to compete with a former CEO can be accelerated upon termination of the consulting agreement with the former CEO. If the consulting agreement is terminated, the remaing book value of the not to compete agreement, approximately $1.8 million, will be amortized as expense over this succeeding six months.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 eliminates the amortization of goodwill and other intangible assets with indefinite useful lives and provides guidance on impairment testing for goodwill and other intangible assets. The adoption of SFAS 142 on January 1, 2002 had no impact on the Company as all of the Company's intangible assets recorded on that date were attributable to identifiable covenants not to compete that have a finite life.

        Advertising Costs:    Advertising and telemarketing costs are expensed as incurred, and totaled approximately $3,767, $1,293, and $810 during the years ended December 31, 2000, 2001 and 2002, respectively.

        Revenue Recognition:    The Company recognizes telecommunications revenues when the Company's customers make long distance telephone calls from their business or residential telephones or by using the Company's telephone calling cards. Revenues are also recognized at the end of each billing cycle for monthly fees for certain rate plans. The Company does offer plans which provide for a flat fee for a defined number of minutes during the month. Income from prepaid telephone calling cards is recognized as the telephone service is utilized. Income from internet service is recognized in the month that the service is provided.

        Payments to Non-profit Organizations:    The Company enlists the support of non-profit organizations to promote the Company's services. In return the Company pays the non-profit organization, according to the customer's designation, approximately 10% of that customer's eligible long distance collected revenues. This payment is included in selling, general and administrative expenses.

        Concentrations of Credit Risk:    Financial instruments that potentially subject the Company to concentrations of credit risk include accounts receivable from customers and accounts payable to its carrier. The Company's customer base is distributed throughout the United States, and the Company does not require any collateral from its customers. Although significant portions of the Company's revenues are billed through the LECs, the ultimate collectibility of these accounts is dependent upon the status of the individual customer. There are no significant concentrations of revenues or accounts receivable among individual customers, except as noted below.

        During the years ended December 31, 2001 and 2002, approximately 1% and 7%, respectively, of the Company's revenues were to one customer. From July 2001 through June 2002, this customer was a related party of the Company, as the principal owner of the customer served on the Company's Board of Directors. The principal owner was not re-elected to the Board of Directors at the June 2002 annual shareholders' meeting. During the year ended December 31, 2002, the Company determined that sufficient uncertainties regarding the collectibility of amounts receivable from the customer existed, and, accordingly, has written off $2,078 related to this customer. This represents the remaining outstanding balance from this customer. The Company is continuing to pursue collection efforts of this amount.

        The Company enlists the support of non-profit organizations to promote the Company's services. The loss of the support of one or more significant non-profit organizations could have a material, adverse impact on the Company's results of operations. Approximately 42%, 42%, and 40% of the Company's net sales during the years ended December 31, 2000, 2001, and 2002, respectively, were earned from customers that have designated the ten (10) most significant non-profit organizations as recipients of payments from the Company.

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

        Earnings Per Share:    The Company presents basic and diluted earnings per share. Basic earnings per share are computed by dividing earnings available to nonredeemable common stockholders by the weighted average number of nonredeemable shares outstanding during the year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential nonredeemable common stock had been converted to nonredeemable common stock. Potential nonredeemable common stock includes redeemable common stock, stock warrants, stock options and convertible notes payable.

        Retirement Plan:    In September 2000, the Company established a 401-k retirement plan for its employees. All employees meeting certain age and service requirements are eligible to participate in the plan. The Company may make discretionary profit-sharing contributions to the plan. No such contributions were made in 2000, 2001, or 2002.

        Fair Values of Financial Instruments:    The carrying values of cash and cash equivalents, short and long-term debt and redeemable common stock were used by the Company as their approximate estimate of fair value.

        Stock-Based Compensation:    At December 31, 2002, the Company has several stock-based compensation plans, which are described more fully in Note K. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and its various interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	2000	2001	2002
Net income
As reported	$807	$3,378	$1,345
Pro Forma	721	3,303	1,302
Basic earnings per share
As reported	$1.03	$4.09	$2.10
Pro forma	0.93	4.00	2.05
Diluted earnings per share
As reported	$0.84	$3.48	$1.41
Pro forma	0.75	3.41	1.36

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

        Accounting Standards Issued Not Yet Adopted:    The Financial Accounting Standards Board (FASB) has issued the following accounting standards that have not yet been adopted by the Company, because the required implementation date is not until 2003:

Statement No. 143	Accounting for Asset Retirement Obligations
Statement No. 146	Accounting for Costs Associated with Exit or Disposal Activities
Interpretation No. 45	Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others
Interpretation No. 46	Consolidation of Variable Interest Entities

        The Company is currently evaluating the effects of these new accounting standards, but does not believe that adoption of these accounting standards will have a significant effect on the financial position or results of operations of the Company.

        Recent Accounting Standards:    In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates the requirement under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years ending after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 should be reclassified to conform to the provisions of SFAS No. 145. In connection with the adoption of this pronouncement on December 31, 2002, the Company reclassified a gain from early extinguishment of debt of $2,146 ($-0- tax effect) recorded during the year ended December 31, 2001, to results from continuing operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

        Reclassifications:    Certain amounts in the prior year financial statements have been reclassified to conform to the presentation used in the current year.

NOTE B—RELATED PARTY TRANSACTIONS

        During the year ended December 31, 2001, the Company entered into a Settlement Agreement with the former Chairman of the Board of Directors. The Settlement Agreement dismissed with prejudice to re-filing the Company's litigated and unlitigated claims against the former Chairman. The Company did agree to pay deferred compensation totaling $176 and attorney fees up to $45. However, the Settlement Agreement required the former Chairman to release and cancel all claims for declared but unpaid distributions (totaling $3,201), resign as an employee and a member of the Board of Directors, release all claims related to his existing employment agreement, and placed restrictions on voting privileges of his Common Stock. The Company also entered into a Consulting Agreement with the former Chairman to provide sales and marketing assistance. The Consulting Agreement requires the Company to make monthly payments of $25 plus reimburse certain business expenses. The Consulting Agreement expires May 24, 2004.

        In 1998, the Company entered into a Termination Agreement with a former director/Senior Vice President. The Termination Agreement required the Company to pay accrued distributions, totaling $935 at the time of his resignation, in the amount of $40 per month. All such accrued distributions were paid in full during the year ended December 31, 2000. The Termination Agreement further obligated the Company to pay the former Senior Vice President $20 per month for the remainder of his life. In exchange the former Senior Vice President agreed to (1) not compete with the Company for one year from the date of the agreement, (2) take no actions significantly detrimental to the Company (other than competition), and (3) waive any claims against the Company as of the date of the agreement. The Company recorded a liability and an asset for $2,184. The amount based on the present value of the obligation over the expected life of the former Senior Vice President at the date of the agreement. The asset was amortized over the term of the covenant not to compete.

        In September 2001, the Company suspended payments under the Termination Agreement, asserting that the former Senior Vice President had breached the contract. As a result, the Company believes that it no longer has an obligation pursuant to this contract, and accordingly, the Company has removed this liability from its financial statements at December 31, 2001, and has recognized a gain of $2,146.

        Effective February 1, 1999, the Company and an Affiliate entered into an asset purchase agreement (the "APA"). Under the terms of the APA, the Company agreed to pay the Affiliate for certain expenses related to the switch network, reimburse the Affiliate for costs associated with development of an internet service product and purchase all the switch assets. The Company retained all rights and responsibilities for leases on licenses and equipment. To complete this transaction the Company agreed to enter into three separate notes payable totaling approximately $3,450 and assumed all related lease obligations totaling approximately $2,500.

        At December 31, 2002, the outstanding balance of these notes payable totaled $2,346 (see Note F). All amounts outstanding related to the lease obligations assumed by the Company have been repaid in full.

        The Company also leases office space from the Affiliate mentioned above. The total lease expense and related commitments are included in the non-cancelable operating lease disclosures in Note I below. The total amount paid to the Affiliate related to the lease of this office space for the years ended December 31, 2000, 2001, and 2002 was $585, $528, and $432, respectively.

        In December 1999, the Company entered into a Termination Agreement with a former employee/director. In connection with this Termination Agreement, the Company agreed to pay the former employee/director $1,359 over four (4) years, in exchange for the employee agreeing not to compete with the Company over that term. The Company accrued the present value of this obligation and is amortizing the covenant not to compete over the term of the Termination Agreement. In June 2002, this individual was re-elected to the Company's Board of Directors.

        During the years ended December 31, 2001 and 2002, the Company paid its Board of Directors for their services on a monthly basis. The total expense related to the fees due to the Board of Directors for the years ended December 31, 2001 and 2002 were approximately $114 and $226, respectively.

        During the year ended December 31, 2001, the Company entered into a consulting agreement with a member of the Board of Directors. This agreement was terminated in July 2002. The agreement is for managerial supervision and organizational development consulting. The total consulting fee related to this agreement for the years ended December 31, 2001 and 2002 was $117 and $302, respectively.

        The Company regularly pays consulting fees to its directors for non-directorial services rendered to the Company. Fees are paid at a rate of $150.00 per hour, with a maximum of $800.00 per day. The Company paid approximately $215 and $292 in consulting fees to various directors for the years ended December 31, 2001 and 2002, respectively.

        During the year ended December 31, 2002, the Company entered into a Consulting Agreement with the former CEO of the Company. Under the terms of the Consulting Agreement the Company agreed to pay the former CEO $37.5 plus certain business related expenses monthly through December 2006 in exchange for the former CEO agreeing not to compete with the Company over that term. The Company entered into a note payable due to the former CEO for the present value of this obligation. The obligation and related covenant not to compete have been recorded as a liability and related asset. The Company is amortizing the covenant not to compete over the term of the agreement. The former CEO has the right to terminate this agreement for any reason. If terminated by the former CEO, the non-compete period would become six months which would require the remaining book value of the asset related to the covenant not to compete to be accelerated and recorded as an expense over that six month period. At December 31, 2002, the book value of this covenant not to compete was approximately $1,793.

NOTE C—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31
	2001	2002
Computer and telephone equipment	$7,769	$7,985
Software development costs	203	1,175
Leasehold improvements	976	995
Other fixed assets	491	491

	9,439	10,646
Less accumulated depreciation	6,500	8,246

	$2,939	$2,400

        The total cost of all assets held under capital lease obligations was $4,130 and $200 at December 31, 2001 and 2002, respectively. Accumulated depreciation of leased equipment was approximately $3,469 and $88 at December 31, 2001 and 2002, respectively. During 2002, the Company exercised its options to purchase many of the assets which were formerly leased by the Company. Depreciation expense on property and equipment, including depreciation on assets held under capital leases, was approximately $2,661, $1,802 and $1,746 during the years ended December 31, 2000, 2001, and 2002, respectively.

        In October 1999, the Company began a project to develop a new billing system. In November 2000, the Company determined the project was not successful and stopped the project prior to completion. During the year ended December 31, 2000 and 2001 the Company expensed $575 and $1,052, respectively. Also during 2001, the Company placed identifiable assets of approximately $435 into production and began depreciating these assets.

NOTE D—LINE OF CREDIT ARRANGEMENTS

        The Company has a line of credit facility (the "Credit Facility") with a financial institution. Borrowing availability is based upon collections multiples and earnings ratios, subject to the maximum line of credit. The maximum amount of the Credit Facility is $15,000. The outstanding balance at December 31, 2001 and 2002 was $18,573 and $13,719, respectively.

        The Credit Facility matures on January 30, 2003, and carries an interest rate of prime plus 3.5%, with a contractual floor of 9.0%. The stated interest rate at December 31, 2002 was 9.0%. The weighted average effective interest rates in 2000, 2001, and 2002, which include amortization of loan origination costs, were 11.8%, 15.4%, and 9.8% respectively. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable and the Company's customer base.

        In connection with closing the Credit Facility, several of the Company's creditors agreed to subordinate the Company's obligations to them in favor of the financial institution. Repayment of these obligations is limited as specified in the loan and security agreement. The total outstanding debt owed to subordinated creditors as of December 31, 2002, was approximately $4,614.

        The Credit Facility contains various financial and other covenants with which the Company must comply, including a minimum net worth requirement, restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors.

        On August 6, 2002, the Company was notified by its financial institution of its intention not to renew its credit facility following the occurrence of its current maturity date, January 30, 2003. During September 2002, the Company was also notified of an event of default under the credit facility. The event of default resulted from a decrease in the appraised value of the Company's subscriber base larger than allowed by the credit facility. As of December 31, 2002, the Company was in violation of its debt service coverage ratio. Subsequent to year-end, the Company did receive a waiver of this violation with its financial institution.

        The Company executed two amendments to the existing credit facility, whereby the financial institution would agree to forbear from taking any further actions against the Company through May 2003. Pursuant to the amendments, the Company was required to reduce the maximum borrowing under the credit facility to $14.1 million at May 2003, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures, among other requirements.

        On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of the financial institution, and the Federal Deposit Insurance Corporation was named receiver.

        The Company is currently considering available financing options. As discussed further in Note J to the financial statements, if the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company's ability to continue as a going concern and to meet its obligations as they come due.

NOTE E—SHORT-TERM NOTES PAYABLE TO INDIVIDUALS

        Convertible Notes Payable:    In 1995, the Company issued promissory notes payable to approximately seventy-five (75) individuals, substantially all of which are convertible to common stock at the Company's option. These notes generally have no specified maturity date and accrue interest at 10%, which is paid quarterly. The individual notes contain varying terms with regard to the conversion agreements. At December 31, 2001 and 2002, the balance of the notes was $324 and $279, respectively.

        Other Notes Payable:    The Company has other notes payable due to individuals with various due dates. The notes accrue interest at 11% and are subordinated to the financial institution. At December 31, 2001 and 2002, the balance of the notes was $137 and $123.

NOTE F—NOTES PAYABLE AND LONG-TERM DEBT

Related Parties

        Notes payable and long-term debt to related parties consist of the following:

	December 31
	2001	2002
Accrued payable to former officer, effective December 1999, payment terms of $42 per month beginning in January 2000, and $21 per month beginning January 2001 through May 2004, imputed interest rate of 11.75%, unsecured	$524	$322
Note payable to an affiliate, dated July 1997, restructured in April 1999, monthly interest only payments due through April 2004, stated interest rate of 10%, effective interest rate of 15.7% as a result of warrants issued with the note for $141, unsecured, subordinated to the Credit Facility	850	850
Note payable to a former Company director, dated June 2, 1998, restructured in April 1999, monthly interest only payments due through the maturity date of April 2001, with the lender's option to extend the note an additional three years, stated interest rate of 10%, effective interest rate of 15.9% as a result of warrants issued with the note of $17, unsecured, subordinated to Credit Facility	50	50
Note payable to two current Company directors, dated February 1, 2001, with an original principal amount of $375, interest rate of 14%, matured February 2002, subordinated to the Credit Facility	—	319
Note payable to former CEO of the Company, dated June 10, 2002, payment terms of $38 per month, interest rate of approximately 4%, matures December 2006	—	1,802
Note payable to an affiliate, dated February 1, 1999, with an original principal amount of $2,274, interest rate of 12.5% through November 1999, increased to 16.25% effective December 1999 currently 18% (see Note B), subordinated to Credit Facility, monthly interest only payments plus specified prepayments of principal not to exceed $1,234 through March 2000, matured August 1, 2000, secured by 50,000 shares of Company common stock owned by a stockholder	1,334	1,255
Note payable to an affiliate, effective April 1, 2000, initial interest rate of 12.5% and currently 18% (see Note B), interest only payments for 12 months, matured October 1, 2000	567	538
Note payable to an affiliate, effective April 1, 2000, initial interest rate of 12.5% and currently 18% (see Note B), interest only payments for 12 months, matured October 1, 2000	584	553

	3,909	5,688
Amounts due within one year	2,737	4,829

	$1,172	$859

        Other Notes Payable, Long-Term Debt and Capital Lease Obligations:

        Notes payable, long-term debt and capital lease obligations to others consists of the following:

	December 31
	2001	2002
Notes payable to individuals, maturing from February 2002 to May 2006, with effective interest rates ranging from approximately 9% to 58%. One note is secured by 50,000 shares of Common Stock owned by the former Chairman. Certain notes are subordinated to the financial institution and unsecured	$1,914	$1,359
Accrued obligations payable to former salesmen, effective at various dates from June 1999 through September 1999, aggregate monthly payments of $46 per month with imputed interest rate of 10.5%, maturing at various dates from April 2002 through September 2002, unsecured	$385	$—
Capital lease obligations for telephone system and equipment, effective February 1997 with subsequent amendments, effective interest rates ranging from 12% to 21.5%, payable in monthly installments ranging from $16 to $39 through dates ranging from June 2001 to August 2002	120	—
Other notes payable and capital lease obligations	68	41

	2,487	1,400
Amounts due within one year	2,297	1,140

	$190	$259

        Future maturities of notes payable and long-term debt as of December 31, 2002 are as follows:

	Related Parties	Others	Total
2003	$4,829	$1,140	$5,969
2004	859	178	1,037
2005	—	71	71
2006	—	11	11
2007	—	—	—
Thereafter	—	—	—

	$5,688	$1,400	$7,088

NOTE G—INCOME TAXES

        Income tax expense from continuing operations consists of the following:

	2000	2001	2002
Current
Federal and state	$—	$—	$—
Deferred
Federal and state	455	790	845

	$455	$790	$845

        At December 31, 2002, the Company has net operating loss carryforwards totaling approximately $900 that may be used to offset future taxable income. These net operating loss carryforwards expire in the years 2012 through 2014.

        Income tax expense for the years ended December 31, 2000, 2001, and 2002, differs from the expected rate of 34% for the following reasons:

	2000	2001	2002
Federal income tax at statutory rate	34.0	34.0	34.0
Expenses (income) not subject to income taxes	(1.9)	(0.6)	(1.1)
State income taxes, net	5.7	5.7	5.7

	37.8	39.1	38.6

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31
	2001	2002
Tax effect of temporary differences:
Allowance for uncollectible receivables	$360	$578
Depreciable assets	360	380
Loss carryforwards	1,650	537
Other items	(60)	(30)

Net deferred tax assets	2,310	1,465
Less valuation allowance	—	—

Net deferred tax asset	$2,310	$1,465

        The Company believes that the improvements in its operating results in 2000, 2001 and 2002, as discussed in Note J, provide sufficient positive evidence to indicate that it is more likely than not that it will realize the net deferred tax benefit of $1,465 recorded in the financial statements. The Company's actual operating results in 2000, 2001, 2002, and projections for future taxable income provide for full utilization of the deferred tax asset, net of the valuation allowance, over the periods in which the temporary differences are anticipated to reverse.

        The Company's ability to generate the expected amounts of taxable income from future operations is dependent upon a number of factors, including competitive pressures on sales and margins in the telecommunications industry, management's ability to contain expenses, the Company's ability to acquire and retain new customers, and other factors which are beyond management's ability to control. There can be no assurance that the Company will meet its expectations for future taxable income in the carryforward period. However, management has considered the above factors in reaching the conclusion that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets at December 31, 2002. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE H—REDEEMABLE AND NONREDEEMABLE COMMON STOCK

        From time to time, the Company entered into various agreements with certain of its shareholders pursuant to which the Company agreed, upon request of one or more of such shareholders, to redeem the shares of Common Stock owned by such shareholder. While the Company's Certificate of Incorporation authorizes the Company to issue a single class of Common Stock, the Company has, for financial accounting purposes, segregated its Common Stock into two distinct groups, redeemable and nonredeemable. Of the 848,406 shares of Common Stock outstanding at December 31, 2002, 15,537 shares are characterized as redeemable common stock and 832,869 shares are characterized as nonredeemable common stock.

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

        During the years ended December 31, 2000, 2001 and 2002, substantially all of the outstanding Type D redeemable common stock had been outstanding for over three years. Accordingly, the redemption price was based upon the formula specified in the Type D redemption agreements for stock held over three years.

        At December 31, 2001 and 2002, the carrying amount of redeemable common stock is as follows:

	2001	2002
Principal amount invested by stockholders	$1,492	$1,492
Accumulated accretion (reduction) of agreed upon redemption price, net of periodic returns of capital paid to the stockholders	105	(292)

	$1,597	$1,200

        The carrying amounts of redeemable common stock applicable to the various types of redemption agreements were as follows at December 31, 2001 and 2002:

	2001	2002
Type C redemption agreements	$237	$237
Type D redemption agreements	1,360	963

	$1,597	$1,200

        A summary of activity of redeemable common stock during each of the years ended December 31, 2000, 2001, and 2002 is as follows:

	Year Ended December 31
	2000	2001	2002
Balance at beginning of period	$1,639	$1,597	$1,597
Redemptions of redeemable common stock	—	—	—
Change in redemption value of redeemable common stock	(42)	—	(397)

Balance at end of period	$1,597	$1,597	$1,200

        As discussed in Note I, certain of the Company's nonredeemable common stock may be subject to rescission by the shareholder because of the Company's failure to comply with state securities laws. Rescission rights for individual stockholders vary, based upon the laws of the states in which the stockholders reside. Common stock that is subject to rescission is recorded separately from stockholders' deficiency in the Company's balance sheet. As the statute of limitations expire in the respective states, such amounts are reclassified to stockholders' deficiency. A summary of the common stock subject to rescission and reclassifications to stockholders' deficiency is as follows:

Balance at January 1, 2000	$1,469
Amount reclassified to stockholders' deficiency	(63)

Balance at December 31, 2000	1,433
Amount reclassified to stockholders' deficiency	(129)

Balance at December 31, 2001	1,304
Redemption of common stock subject to rescission	(82)
Amount reclassified to stockholders' deficiency	(1,222)

Balance at December 31, 2002	$—

        At December 31, 2002, the Company believes that the statute of limitations have expired under all state securities laws.

NOTE I—COMMITMENTS AND CONTINGENCIES

Violations of Federal and State Securities Laws

        In 1995, the Company determined that it may not have registered its securities with the Security and Exchange Commission (the "Commission") when it was obligated to do so under Federal securities laws, consequently, it may have engaged in the sale or delivery of unregistered securities in violation of the Federal securities laws. On July 30, 1998, the Commission issued a cease-and-desist order which stated that (a) the Company, the two founders and an affiliate had violated Sections 5(a) and 5(c) of the Securities Act; (b) the Company had violated Section 12(g) of the Exchange Act and Rule 12g-1; and (c) the two founders had caused the violation of Section 12(g) of the Exchange Act and Rule 12g-1. The Commission ordered the Company, the two founders, and an affiliate to cease and desist from committing or causing any violations and any future violations of Sections 5(a) and 5(c) of the Securities Act and Section 12(g) of the Exchange Act and Rule 12g-1. The Commission did not order any monetary penalties, fines, sanctions, or disgorgement against the Company, the two founders, an affiliate or anyone else associated with the Company or any of the other parties.

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

        The Company has completed an evaluation of the statutes of limitations for each of the states in which the Company sold stock to a stockholder. At December 31, 2002, the Company believes that the rights of rescission have expired under all applicable state securities laws based upon the statute of limitations within each state. Accordingly, the Company believes that it has no liability.

        In addition, the Company may be liable for rescission under state securities laws to the purchasers of the affiliate's common stock because of the relationships of the two companies. The Company cannot predict how many of the affiliate's stockholders will attempt to assert a right of rescission, but because it believes it has adequate defenses to any such assertion no liability has been accrued at December 31, 2002.

Commitments with Providers and Others

        The Company has telecommunications contracts with providers of switched and switchless services. The contracts require minimum purchase commitments. The Company has met all minimum purchase commitments or has no obligation that is not recorded related to these contracts at December 31, 2002.

Non-Cancelable Operating Leases

        The Company leases office space, copiers and other equipment under agreements that are accounted for as operating leases. These lease agreements expire in varying years through 2008. Total lease expense was approximately $1,066, $821, and $880 in 2000, 2001, and 2002, respectively.

        Future commitments under non-cancelable operating leases are as follows:

Year Ended December 31
2003	$294
2004	272
2005	125
2006	132
2007	141
2008 and thereafter	152

$1,116

Other Matters, Including Events Subsequent to December 31, 2002

        In February 2001, the State of Florida made an assessment totaling approximately $1,728, which includes penalties and interest of approximately $847, for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. The Company agreed with $14 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1,714, asserting that the payment of taxes that were allegedly underpaid was the responsibility of the Company's third-party billing and collection companies. The Company expects to receive a Notice of Decision, however the Company believes it will ultimately prevail in its protest of the assessment, and has not recorded a liability as of December 31, 2002.

        In February 2003, the Company's Board of Directors authorized management of the Company to continue negotiations on the terms of a merger agreement with PowerNet Global Holdings, Inc., a Delaware corporation ("Holdings"), a company that will be created as the parent of PowerNet Global Communications, Inc., an Ohio corporation ("PNG"). Pursuant to the merger, the Company would be merged into a subsidiary of Holdings. The transaction is subject to the negotiation of final terms of the merger agreement and the approval by the shareholders of both companies, as well as FCC regulatory approval and other customary closing conditions. Should the negotiations result in a merger agreement, both AmeriVision and PNG intend to hold special shareholders' meetings as soon as practicable following completion of negotiations and any necessary regulatory review.

NOTE J—FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        At December 31, 2002, the Company had an accumulated stockholders' deficiency of $13,896, and negative working capital of $18,385. Declining billable minutes, lower rates, and elimination of certain other fees, have reduced the Company's net sales from $100,077 in 2000, to $80,764 in 2001 and $64,136 in 2002. In addition, as discussed in Note D, the Company has been notified by its primary lender of their intent to not renew the credit facility. As discussed below, the Company is searching but has yet to replace its credit facility. In addition, the Company is in default to certain subordinated and non-subordinated debt holders with an outstanding balance of $5.7 million. These debt holders have the right to demand payment of the outstanding balances, plus penalties and accrued interest, subject to the terms of their agreements. Despite the fact that the Company has realized net income in each of the last three years, the fact that the Company's line of credit is not being renewed, the default of the subordinated and non-subordinated notes payable, as well as the declining customer base and total revenues, raise substantial doubts about the Company's ability to continue in existence as a going concern.

        Management plans to maintain the cost-cutting measures enacted in previous years and continue to search for new ways to continue to control expenses, including negotiations of new carrier contracts and improved collection procedures. The Company has also implemented or is implementing a series of initiatives and programs designed to help increase the customer base and as a result, total revenues. The Company has begun a new agent program, known as the Lifeline Giving Network. The Company is finalizing agreements for new services such as local service through a bundled package.

        The Company's Board of Directors has also created a Finance Committee, consisting of three (3) members of the Board of Directors, a special consultant to the Board of Directors (the former Chairman of the Board of Directors, as described in Note B), and the current Chief Executive Officer. This committee is exploring strategic opportunities including, but not limited to, joint ventures, strategic partnerships, recapitalization and new senior lending relationships.

        The Company believes that the combination of continued cost-cutting measures, revenue enhancement programs, and successful negotiation of a new credit facility must occur to enable the Company to continue in existence as a going concern for a reasonable period of time. Should the Board of Directors and management's plans be unsuccessful, however, the Company may be unable to meet its obligations as they come due or continue in existence as a going concern. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue in existence as a going concern.

NOTE K—STOCK-BASED COMPENSATION (dollars in thousands, except per share amounts)

Stock Incentive Plans

        In 1998, the Company entered into stock option agreements with four of the then members of the Board of Directors pursuant to a single plan. These agreements authorized the issuance and granted 90,987 shares of Common Stock, with vesting periods of four years and maximum option terms of five years. In 2001, the unvested portion of the stock option agreements expired for two directors when they were not re-elected to the Company's Board of Directors. The other two directors are fully vested in their stock option agreements. At December 31, 2002, the total number of shares outstanding under this stock option plan were 81,888. Subsequent to December 31, 2001, the board of directors elected to freeze this plan, therefore not allowing any further grants.

        In December 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan (the "Plan"), which authorized 40,000 shares of the Company's common stock to be reserved for issuance to employees, directors, consultants and other individuals. The Company has granted options totaling 24,500 shares to certain Company employees under this plan. At December 31, 2002, the total number of shares outstanding under this plan were 9,500. Subsequent to December 31, 2001 the Board of Directors elected to freeze this plan, therefore, not allowing any further grants.

        The following table summarizes the Company's stock option transactions from January 1, 2000 through December 31, 2002:

	Shares Subject to Options	Weighted Average Exercise Price Per Share	Shares Subject to Exercisable Options	Weighted Average Exercise Price Per Share
Outstanding, January 1, 2000	90,987	$28.86	22,747	$28.86
Granted	24,500	25.20	22,747	28.86
Exercised	—	—	—	—
Canceled/forfeited	—	—	—	—

Outstanding, December 31, 2000	115,487	28.08	45,494	28.86
Granted	—	—	34,246	27.63
Exercised	—	—	—	—
Canceled/forfeited	(19,599)	26.90	(3,750)	25.20

Outstanding, December 31, 2001	95,888	28.33	75,990	28.49
Granted	—	—	16,023	28.32
Exercised	—	—	—	—
Canceled/forfeited	(4,500)	25.20	(3,000)	25.20

Outstanding, December 31, 2002	91,388	$28.48	89,013	$28.57

        Following is a recap of the outstanding stock options at December 31, 2002:

		Options Exercisable
		Weighted Average Remaining Contractual Life (Years)		Options Outstanding
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$25.20	9,500	7.5	$25.20	7,125	$25.20
28.86	81,888	2.8	28.86	81,888	28.86

$25.20 to 28.86	91,388	3.3	$28.48	89,013	$28.57

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

	1999	2000
Expected stock price volatility	0.0001%	0.0001%
Risk free rate	4.55%	4.85%
Expected dividend yield	0.0%	0.0%
Expected life (years)	7.1 years	7.7 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. The Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.

Stock Bonuses

        From time-to-time, the Company has granted stock bonuses to members of its board of directors and executive management team. The arrangements of the stock bonus grants vary. Some of the stock bonus arrangements provide for a four-year vesting period, while others are immediately vested. Compensation expense is recognized on a straight-line basis over the vesting period, or immediately in the case of no vesting period. Each of the arrangements generally provide for a cash bonus to be paid equal to the amount of income tax expenses for which the recipient will be liable as a result of the vesting of the stock bonus. During the years ended December 31, 2000, 2001, and 2002, the Company recognized compensation expense of $192, $83, and $84, respectively, pursuant to the stock bonus arrangements. Additional compensation expense of $109, $31, and $34, respectively, was recognized for the related tax bonus arrangements.

        The current Board of Directors has authorized the issuance of up to 1,000 shares of Common Stock per member of the Board of Directors. Such shares are contingent upon each individual's completion of a full one-year term.

NOTE L—EARNINGS PER SHARE (dollars in thousands, except per share amounts)

        The computation of basic and diluted earnings per share is as follows:

	Years Ended December 31,
	2000	2001	2002
Basic Earnings Per Share
Net income	$807	$3,378	$1,345
Decrease in redemption value of redeemable common stock	42	—	397

Net income available to nonredeemable common stockholders	$849	$3,378	$1,742

Average shares of nonredeemable common stock outstanding	823	825	831

Basic Earnings Per Share	$1.03	$4.09	$2.10

Diluted Earnings Per Share
Net income available to nonredeemable common stockholders	$849	$3,378	$1,742
Decrease in redemption value of redeemable common stock	(42)	—	(397)

Net income available to nonredeemable common stockholders and assumed conversions	$807	$3,378	$1,345

Average shares of nonredeemable common stock outstanding	823	825	831
Employee stock options	121	127	107
Stock warrants	3	1	—
Conversion of redeemable common stock	16	16	16

Average shares of common stock outstanding and assumed conversions	963	969	954

Diluted Earnings Per Share	$0.84	$3.48	$1.41

        The average shares listed below (in thousands) were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	2000	2001	2002
Conversion of convertible notes	3	3	2

NOTE M—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
	(in thousands except per share data)
Net sales	$21,705	$20,337	$19,973	$18,749
Net income (loss)	321	(372)	221	3,208
Basic earnings (loss) per share	0.39	(0.45)	0.27	3.88
Diluted earnings (loss) per share	0.33	(0.45)	0.23	3.37

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands except per share data)
Net sales	$16,375	$17,470	$16,538	$13,753
Net income (loss)	786	415	415	(271)
Basic earnings (loss) per share	0.95	0.49	0.98	(0.32)
Diluted earnings (loss) per share	0.82	0.43	0.44	(0.32)

        As discussed in Note C, in the fourth quarter of 2001, the Company expensed costs of approximately $1,052 in connection with the final write-off of the software development costs.

EXHIBIT INDEX

Exhibit Number		Description
3.1	—	Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10 registration statement, filed October15, 1999)
3.2	—	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.2(ii) to Registrant's Second Quarter Form 10-Q, filed August 19, 2002)
4.1	—	Form of certificate representing shares of the Registrant's common stock (which is incorporated herein by reference to Exhibit 4.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.2	—	Form of Type C Redemption Agreement (which is incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.3	—	Form of Type D Redemption Agreement (which is incorporated herein by reference to Exhibit 4.5 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.4	—	Form of Convertible Note (which is incorporated herein by reference to Exhibit 4.6 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.5	—	Promissory Note dated April 20, 1999, payable by the Registrant to John Damoose (which is incorporated herein by reference to Exhibit 4.8 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.7	—	Promissory Note dated April 20, 1999, payable by the Registrant to C.A.S.E. (which is incorporated herein by reference to Exhibit 4. to Registrant's Form 10 registration statement, filed October 15, 1999)
*4.8	—	Form of Subordinated Note dated February 1, 2001.
*4.8.1	—	List of Subordinated Notes dated February 1, 2001.
*4.9	—	Promissory Note dated November 15, 2001, payable by the Registrant to Larry J. Geringer
*4.10	—	Promissory Note dated November 15, 2001, payable by the Registrant to Tineke C. Geringer
*4.11	—	Form of Subordinated Tranche 'B' and 'C' Note Payable dated February 15, 2000
*4.11.1	—	List of Subordinated Tranche 'B' and 'C' Note Payables dated February 15, 2000
9.1	—	Freeny Voting Trust Agreement, dated September 1, 2001, by and among the Registrant, Tracy C. Freeny and Sharon Freeny, as beneficiaries, and David Clark, Russell Beaty, and David Thompson, as trustees (which is incorporated herein by reference to Exhibit 10.30 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.1	—	Loan and Security Agreement dated as of February 4, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.1.1	—	Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.1.2	—	Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18.2 to Registrant's Form 10 registration statement, filed July 10, 2000)
10.1.3**	—	Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.1.3 to Registrant's 2001 Form 10-K, filed, April 16, 2002)

*10.1.4	—	Amendment Number Four to Loan and Security Agreement dated as of March 22, 2002 between the Registrant and Coast Business Credit
*10.1.5	—	Amendment Number Five to Loan and Security Agreement dated as of November 26, 2002 between the Registrant and Coast Business Credit
*10.1.6	—	Amendment Number Six to Loan and Security Agreement dated as of January 31, 2003 between the Registrant and Coast Business Credit
*10.1.7	—	Waiver of Event of Default on Loan and Security Agreement dated as of February 27, 2003 between the Registrant and Coast Business Credit
10.2	—	Settlement Agreement, dated as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.28 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.3**	—	Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.29 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.4	—	Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.31 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.5	—	Promissory Note dated September 1, 2001, payable by the Registrant to Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.32 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.6**	—	Amended and Restated Employment Agreement, dated as of May 24, 2000 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10 registration statement, filed July 10, 2000)
10.8	—	Asset Purchase Agreement, dated as of April 30, 1999, among Hebron, AmeriVision, Tracy Freeny, Carl Thompson and S. T. Patrick (which is incorporated herein by reference to Exhibit 10.13 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.9	—	Lease/License Agreement, dated as of April 30, 1999 between Hebron and AmeriVision (which is incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.10	—	Form of Promissory Note payable by AmeriVision to Hebron (form to be used with respect to Switch Note and Internet Note) (which is incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10 registration statement filed October 15 1999)
10.11	—	Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by AmeriVision to Hebron (which is incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.12	—	Capital Stock Escrow and Disposition Agreement dated April 30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner Warren & Rudy, P.A. (which is incorporated herein by reference to Exhibit 10.17 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.13	—	Letter Agreement dated as of December 31, 1999 between the Company and John Telling (which is incorporated herein by reference to Exhibit 10.24 to Registrant's Form 10 registration statement, filed July 10, 2000)
10.14**	—	Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.27 to Registrant's Form 10 registration statement, filed July 10, 2000)
10.15	—	Acknowledgement and Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
10.16	—	Consulting and Settlement Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)

10.17	—	Promissory Note, dated as July 10, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
10.18	—	Confidentiality and Non-Competition Agreement, dated as June 26, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant's 2002 Form 10-Q, filed August 19, 2002)
*10.21**	—	Consulting Agreement dated October 1, 2002 between the Registrant and Task Force 3, LLC
*10.22**	—	Employment Agreement dated January 31, 2002 between the Registrant and Al Jones
*10.23**	—	Employment Agreement dated November 11, 2002 between the Registrant and Robert Cook
10.24	—	Telecommunications Services Agreement dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.19 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.25	—	Program Enrollment Terms dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant's Form 10 registration statement, filed October 15, 1999)
*10.25.1(+)	—	Amended and Restated Program Enrollment Terms dated November 11, 2001 by and between the Registrant and WorldCom Network Services, Inc.
10.26	—	Security Agreement dated April 20,1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant's Form 10 registration statement, filed October 15, 1999)
*10.27(+)	—	Master Service Agreement dated October 18, 2002 by and between the Registrant and Broadwing Communications Services, Inc.
21.1	—	List of subsidiaries of AmeriVision (which is incorporated herein by reference to Exhibit 21.1 to Registrant's Form 10 Registration statement, filed October 15, 1999)

*
Filed herewith

**
Compensatory contract

(+)
Confidential treatment requested