Form 10-Q
period 2003-03-31
AMERIVISION COMMUNICATIONS INC
filed 2003-07-31
CIK 879385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 0-27683

Amerivision Communications, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1378798
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5900 Mosteller Drive, Suite 1800 Oklahoma City, Oklahoma	73112
(Address of principal executive offices)	(Zip Code)

(405) 600-3500
(Registrant’s telephone number, including area code)

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

At March 31, 2003, there were 848,906 shares of our common stock outstanding.

AMERIVISION COMMUNICATIONS, INC. INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Information at March 31, 2003 is unaudited)

	December 31, 2002	March 31, 2003

ASSETS
Current Assets:
Cash	$799	$1,595
Accounts receivable, net of allowance for uncollectible accounts of $1,542 and $936 at December 31, 2002 and March 31, 2003, respectively	8,538	6,984
Prepaid expenses and other current assets	1,047	1,068
Total current assets	10,384	9,647
Property and equipment, net	2,400	1,964
Net deferred income tax benefits	1,465	1,412
Covenants not to compete, net	2,319	2,081
Other assets	623	623
Total assets	$17,191	$15,727

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Revolving line of credit	$13,719	$13,165
Accounts payable and accrued expenses	8,802	7,990
Current portion of other notes payable and capital lease obligations	1,140	1,262
Loans and notes payable to related parties, current portion	4,829	4,742
Short-term notes payable to individuals	279	279
Total current liabilities	28,769	27,438
Long-term debt to related parties, net of current portion	859	787
Long-term debt, net of current portion	259	115
Redeemable common stock, carried at redemption value	1,200	1,200

Commitments and Contingencies
Stockholders’ deficiency:
Common stock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at December 31, 2002 and March 31, 2003 of 832,869 and 833,369 respectively, net of 15,537 redeemable shares	82	82
Additional paid-in capital	11,000	11,000
Retained earnings (accumulated deficit)	(24,978)	(24,895)
Total stockholders’ deficiency	(13,896)	(13,813)
Total liabilities and stockholders’ deficiency	$17,191	$15,727

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2002	2003

Revenues:
Net sales	$16,375	$12,340
Operating expenses:
Cost of telecommunication services	6,541	4,643
Selling, general and administrative expenses	7,334	6,238
Depreciation and amortization	536	681
Total operating expenses	14,411	11,562
Income from operations	1,964	778
Other income (expense):
Interest expense	(576)	(471)
Interest expense to related parties	(126)	(181)
Other income	8	10
Total other income (expense)	(694)	(642)
Income before income tax expense	1,270	136
Income tax expense	484	53
Net income	$786	$83

Earnings per share:
Basic earnings per share	$.95	$.10
Diluted earnings per share	$.82	$.09
Weighted average common shares outstanding:
Basic	824,815	832,688

Diluted	950,317	955,440

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In thousands)

	Stockholders’ deficiency
	Common Stock		Additional Paid-in Capital		Unearned Compensation		Retained Earning (Deficit)		Total

Balance at December 31, 2001	$82		$9,275		$(14)		$(26,323)		$(16,980)
Expiration of potential rescission claims on nonredeemable common stock	-0	-	1,222		-0	-	-0	-	1,222
Stock issued to board of directors for services	-0	-	84		-0	-	-0	-	84
Vesting of restricted stock awards and stock options	-0	-	2		14		-0	-	16
Reduction of redemption value of redeemable common stock	-0	-	397		-0	-	-0	-	397
Issuance of common stock for payment of note payable	-0	-	20		-0	-	-0	-	20
Net income	-0	-	-0	-	-0	-	1,345		1,345
Balance at December 31, 2002	$82		$11,000		$-0	-	$(24,978)		$(13,896)
Net income (unaudited)	-0	-	-0	-	-0	-	83		83
Balance at March 31, 2003 (unaudited)	$82		$11,000		$-0	-	$(24,895)		$(13,813)

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Three months ended March 31,
2002	2003

Cash flows from operating activities:
Net income	$786	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	410	441
Amortization of covenants not to compete	126	238
Amortization of unearned compensation related to stock option and awards	25	-0	-
Deferred income tax benefit	484	53
Change in assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	1,095	1,554
Prepaid expenses and other assets	(275)	(21)
Increase (decrease) in operating liabilities, accounts payable and accrued expenses	173	(812)
Net cash provided by operating activities	2,824	1,536
Cash flows from investing activities:
Purchase of property and equipment	(200)	(5)
Cash flows from financing activities:
Repayments of loans and other obligations to related parties	(58)	(159)
Net decrease in borrowings under line of credit arrangements	(2,230)	(554)
Repayment of notes payable and capital lease obligations	(189)	(22)
Net cash used in financing activities	(2,479)	(735)
Net change in cash and cash equivalents	147	796
Cash and cash equivalents at beginning of period	1,743	799
Cash and cash equivalents at end of period	$1,890	$1,595

Cash paid during the period for interest	$716	$466

Cash paid during the period for income taxes	$-0	-	$-0	-

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

 (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly our financial position as of March 31, 2003 and the results of our operations and cash flows for the three months ended March 31, 2002 and 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2002. The interim results are not necessarily indicative of the results for a full year.

NOTE B—EARNINGS PER SHARE (share and dollars in thousands, per share amounts not in thousands)

The computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2003, is as follows:

	Three months ended March 31,
	2002	2003

Basic Earnings Per Share
Net income available to nonredeemable common stockholders	$786	$83

Average shares of nonredeemable common stock outstanding	825	832

Basic earnings per share	$.95	$.10

Diluted Earnings Per Share
Net income available to nonredeemable common stockholders and assumed conversions	$786	$83

Average shares of nonredeemable common stock outstanding	825	832
Stock options and awards	109	107
Conversion of redeemable common stock	16	16

Average shares of common stock outstanding and assumed conversions	950	955

Diluted earnings per share	$.82	$.09

NOTE C — LEGAL MATTERS

In February 2001, the State of Florida made an assessment totaling approximately $1,728 which includes penalties and interest of approximately $847 for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. The Company agreed with $14 of the assessment and subsequently paid that amount. The Company disagrees with the remaining assessment of $1,714 asserting that the payment of taxes that were allegedly underpaid was the responsibility of its third-party billing and collection companies. On April 28, 2003 the Company received a Notice of Decision, however, the Company believes that it will ultimately prevail in its protest of the assessment, and have not recorded a liability as of March 31, 2003.

NOTE D — LINE OF CREDIT ARRANGEMENTS

The Company has a line of credit facility (the “Credit Facility”) with a financial institution. Borrowing availability is based upon collections multiples and earnings ratios, subject to the maximum line of credit. The maximum amount of the Credit Facility is $15,000. The outstanding balance at December 31, 2002 and March 31, 2003 was $13,719 and $13,165, respectively.

The Credit Facility matured on January 30, 2003, and carries an interest rate of prime plus 3.5%, with a contractual floor of 9.0%. The stated interest rate at March 31, 2003 was 9.0%.  The Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable and the Company’s customer base.

In connection with closing the Credit Facility, several of the Company’s creditors agreed to subordinate the Company’s obligations to them in favor of the financial institution. Repayment of these obligations is limited as specified in the loan and security agreement. The total outstanding debt owed to subordinated creditors as of March 31, 2003, was approximately $4,700.

The Credit Facility contains various financial and other covenants with which the Company must comply, including a minimum net worth requirement, restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors.

On August 6, 2002, the Company was notified by its financial institution of its intention not to renew its Credit Facility following the occurrence of its maturity date, January 30, 2003. During September 2002, the Company was also notified of an event of default under the Credit Facility. The event of default resulted from a decrease in the appraised value of the Company’s subscriber base larger than allowed by the Credit Facility. As of December 31, 2002, the Company was in violation of its debt service coverage ratio. Subsequent to year-end, the Company did receive a waiver of this violation with its financial institution. The Company executed two amendments to the existing Credit Facility, whereby the financial institution would agree to forbear from taking any further actions against the Company through May 2003. Pursuant to the amendments, the Company was required to reduce the maximum borrowing under the Credit Facility to $14,100  at May 2003, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures, among other requirements.

On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of the financial institution, and the Federal Deposit Insurance Corporation was named receiver.  The credit facility was subsequently sold to LINC Credit L.L.C. on May 14, 2003.  The Company entered into a forbearance agreement with LINC Credit effective July 14, 2003.  Among other things, and subject to earlier termination of the forbearance agreement for certain breaches of the agreement, the forbearance agreement provides for the credit facility to remain in place until September 30, 2003 at which time it may be renewed for two further months under certain conditions.  Upon termination of the forbearance agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

The Company is currently considering available financing options. As discussed further in Note E to the financial statements, if the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company’s ability to continue as a going concern and to meet its obligations as they come due.

NOTE E — FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2003, the Company had an accumulated stockholders’ deficiency of $13,813, and negative working capital of $17,791. Declining billable minutes, lower rates, and elimination of certain other fees, have reduced the Company’s net sales from $16,375 for the period ended March 31, 2002, to $12,340 for the same period in 2003. In addition, as discussed in Note D, the Company has been notified by its primary lender of its intent to not renew the Credit Facility. As discussed below, the Company is searching but has yet to replace its Credit Facility. In addition, the Company is in default to certain subordinated and non-subordinated debt holders with an outstanding balance of approximately $5,600. These debt holders have the right to demand payment of the outstanding balances, plus penalties and accrued interest, subject to the terms of their agreements. Despite the fact that the Company has realized net income in each of the last three years and the three month period ended March 31, 2003, the fact that the Company’s line of credit is not being renewed, the default of the subordinated and non-subordinated notes payable, as well as the declining customer base and total revenues, raise substantial doubts about the Company’s ability to continue in existence as a going concern.

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

The Company believes that the combination of continued cost-cutting measures, revenue enhancement programs, and successful negotiation of a new credit facility must occur to enable the Company to continue in existence as a going concern for a reasonable period of time. Should the Board of Directors and management’s plans be unsuccessful, however, the Company may be unable to meet its obligations as they come due or continue in existence as a going concern. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue in existence as a going concern.

NOTE F — STOCK BASED COMPENSATION

At March 31, 2003, the Company has several stock-based compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and its various interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended March 31,
	2002	2003

Net income
As reported	$786	$83
Pro Forma	776	73
Basic earnings per share
As reported	$.95	$.10
Pro forma	.92	.09
Diluted earnings per share
As reported	$.82	$.09
Pro forma	.81	.08

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

The data presented below should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

	December 31, 2002	March 31, 2003

BALANCE SHEET DATA:
Working capital (deficit)	$(18,385)	$(17,791)
Total long-term debt	$2,318	$2,102
Total stockholder’s deficit	$(13,896)	$(13,813)

GENERAL

Since 1998, we have experienced a decline in annual net sales from $124.2 million in 1998 to $64.1 million in 2002. From March 2002 to March 2003, subscribers with traffic have decreased by approximately 23%. We have also had several changes in management in recent years. To counteract the decline in revenue and subscribers we have implemented several significant cost cutting strategies, as well as strategies to increase our subscriber base and net revenues. However, with continual declines in net sales we may not be able to meet our cash requirements in the near future.

We are in default of our credit facility and our subordinated and certain non-subordinated notes. We entered into a forbearance agreement with our lender effective July 14, 2003. Among other things, and subject to earlier termination of the forbearance agreement for certain breaches of the agreement, the forbearance agreement provides for the credit facility to remain in place until September 30, 2003 at which time it may be renewed for two further months under certain conditions. Upon termination of the forbearance agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. We continue to hold discussions with our lenders concerning refinancing the debts and to explore other alternatives for financing our operations. To that end, we hired a Finance and Restructuring expert in July to assist us in this process.  We can provide no assurance that we will be successful in refinancing our debt, consummating a reorganization, or otherwise becoming able to meet our obligations as they become due or under accelerated repayment terms. Therefore, at March 31, 2003, substantially all of our long-term debt is classified as current. Unless these matters can be resolved, there exists substantial doubt about our ability to continue as a going concern, as expressed in our independent auditors’ report included in our 2002 Annual Report on Form 10-K.

From our inception through December 31, 2002 we have incurred cumulative net operating losses totaling approximately $12.1 million. During the years ended December 31, 2001 and 2002, we generated net income of $3.4 million, and $1.3 million. The improvements of net income from operating activities were primarily achieved as a result of reductions in operating expenses. However, for the three month period ended March 31, 2003 our net income was $83,000 compared to $786,000 for the same period in 2002. We reduced our accumulated stockholders’ deficiency from approximately $25.8 million at December 31, 1997 to approximately $13.8 million at March 31, 2003. In addition to the net operating losses, the accumulated deficit was partially due to our declaration and payment of quarterly capital distributions to our stockholders during the period between 1994 and 1997, totaling approximately $16.0 million, and our redemptions of common stock totaling approximately $4.7 million. Our current liabilities exceeded our current assets by approximately $18.4 million at December 31, 2002 and $17.8 million at March 31, 2003.

We bill our customers under several different methods. Some customers receive their long distance bills directly from us. We also have billing and collection agreements with several of the regional bell operating companies, or RBOCs. Customers who are billed through the RBOCs receive their long distance phone bill with their local phone bill from the RBOC. We have also used a third party billing and collection service for customer billings through other local exchange carriers, or LECs, or RBOCs with whom we did not have a separate billing and collection agreement. However, we have found this arrangement to be non-cost effective and have ceased that arrangement effective November 2002.

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

We have recognized a net deferred tax asset, primarily due to net operating loss carryforwards and allowance for doubtful accounts.

In 1996, the FCC adopted regulations implementing the Telecommunications Act of 1996. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund, collectively known as the Universal Service Fund, or USF. The FCC has allowed carriers to offset these charges by passing them through to their customers at a percentage rate greater than what is charged to the carrier. Effective April 2003, the FCC has passed additional legislation that will no longer allow for additional mark up to the customers in regards to that pass through liability. As a result, we will reduce our USF charges according to the quarterly rates set by the FCC. This change is expected to impact annual net sales and income from operations in 2003. In 2002, our net sales generated by the USF fee were $4.0 million and the amount included in cost of telecommunication services was $2.2 million. For the three month period ended March 31, 2003, our net sales generated by the USF fee were $819,000 and the amount included in cost of telecommunication services was $379,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

The following table sets forth for the three-month periods indicated the percentage of net sales represented by certain items in our statements of operations:

	Three Months Ended March 31,
	2002	2003

Net sales	100.0%	100.0%
Operating expenses:
Cost of telecommunications service	39.9%	37.6%
Selling, general & administrative expense	44.8%	51.5%
Depreciation and amortization expense	3.3%	4.6%
Total operating expenses	88.0%	93.7%
Income from operations	12.0%	6.3%
Interest expense and other	(4.2)%	(5.2)%
Income before income tax	7.8%	1.1%
Income tax expense	3.0%	0.4%
Net income	4.8%	0.7%

Net Sales: Net sales decreased 25% to $12.3 million for the current quarter from $16.4 million for the same quarter the year earlier. This decrease was the result of fewer billable minutes being used by a smaller customer base. Total billable minutes decreased approximately 30% for the current quarter compared to the same quarter last year.

Our new rate plans are geared towards direct bill as we continue to build our customer retention and brand awareness. Approximately 57.0% of our customers received a bill directly from us in the three month period ended March 31, 2003 compared to the 46.0% for the same quarter the year earlier. We have also implemented additional procedures to increase the percentage of direct billed customers.

Cost of Telecommunication Services: Our cost of sales are variable costs based on amounts paid to our providers for our customers’ long distance usage, as well as the amounts paid to providers for customer service and support. For the three months ended March 31, 2003, the overall cost of telecommunication service was 37.6% compared to 39.9% of net sales for the same period in 2002.

During the years ended December 31, 2002 and 2001, the cost of sales and relative percentage of costs to net sales was as follows:

	Three Months Ended March 31,
	2002		2003
	Amount (000’s)	Percentage of Net Sales	Amount (000’s)	Percentage of Net Sales

Switchless and switched operation costs	$5,428	33.1%	$3,876	31.4%
PICC/USF fees	825	5.0%	439	3.6%
Other related costs	288	1.8%	328	2.6%
Totals	$6,541	39.9%	$4,643	37.6%

Overall switchless and switched operation costs decreased $1.6 million in the three month period ended March 31, 2003 compared to the same period in 2002, due to reduced carrier costs per minute and a reduction in total minutes.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by approximately $1.1 million from the three months ended March 31, 2002 to the same period in 2003, while the percent of net sales increased by approximately 6.7%.  This was primarily due to the fixed costs being divided over a reduced net sales amount. The significant components of selling, general and administrative expenses include the following:

	Three Months Ended March 31,
	2002		2003
	Amount (000’s)	% of Net Sales	Amount (000’s)	% of Net Sales

Billing and collection expenses	$1,867	11.4%	$1,866	15.1%
Advertising and marketing expense	424	2.6%	131	1.1%
Payments to non-profit organizations	1,212	7.4%	853	6.9%
Payroll expense	1,981	12.1%	1,735	14.1%
Other	1,850	11.3%	1,767	14.3%
Total	$7,334	44.8%	$6,352	51.5%

Billing and Collection Expenses: Billing and collection expenses include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from our direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel.

Advertising and Marketing Expense: Advertising expense decreased for the three months ended March 31, 2003 to approximately $131,000, compared to approximately $424,000 in the same period in 2002. The decrease was primarily due to more focused efforts on specific marketing.

Payments to Non-Profit Organizations: Payments to non-profit organizations decreased by approximately $360,000 from the three months ended March 31, 2002 to 2003, due primarily to an overall decrease in net sales. During the three months ended March 31, 2003, we made approximately 3,500 partner sharing distributions to affinity partners on a monthly basis. Supporters of ten of these affinity partners accounted for approximately 40.0% of our gross revenue during the period. The termination of our relationship with any of these ten affinity partners may have a material adverse effect on our financial condition and results of operations. In the second quarter of 2003, our management agreed to terms and signed an agreement with a significant new Affinity Partner.

Payroll Expenses: Payroll expenses decreased by approximately $246,000 for the three months ended March 31, 2003 compared to the same period in 2002, due primarily to reorganization efforts and elimination of certain expenses.

Other General and Administrative Expense: Other general and administrative expenses decreased by approximately $83,000 during the three months ended March 31, 2003 compared to the same period in 2002. The primary reason for these decreases was due to increased controls on expenses.

Depreciation and Amortization: Depreciation and amortization expense totaled approximately $567,000 for the three months ended March 31, 2003 compared to approximately $536,000 in the same period in 2002.

Interest Expense and Other Finance Charges: Interest expense and other finance charges decreased to approximately $652,000 for the three months ended March 31, 2003 compared to $702,000 in the same period in 2002. This decrease is attributable to a reduction in our credit facility balance due to repayments from operating cash flow.

Income Tax Expense: During the three months ended March 31, 2003 and 2002 we recorded deferred income tax expense of approximately $53,000 and $484,000.  The income tax benefits recognized in the financial statements consists primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carryforwards.

Net Income: During the three months ended March 31, 2003 and 2002 we reported net income of $83,000 and $786,000.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital has improved by $594,000 from December 31, 2002 to March 31, 2003 while our cash increased by $796,000. During the same period, we reduced our credit facility by $554,000.

We have a credit facility with the borrowing availability based upon collections multiples and earnings ratios, subject to the maximum line of credit. The maximum amount of the credit facility is $15.0 million. The outstanding balance at December 31, 2002 was $13.7 million and at March 31, 2003 was $13.2 million.

Credit Facility and Loans:  The credit facility matured on January 30, 2003, and carried an interest rate of prime plus 3.5%, with a contractual floor of 9.0%. The stated interest rate at December 31, 2002 and March 31, 2003 was 9.0%.

In connection with closing the credit facility, several of our creditors agreed to subordinate our obligations to them in favor of the financial institution. Repayment of these obligations is limited as specified in the loan and security agreement. The total outstanding debt owed to subordinated creditors as of March 31, 2003 was approximately $4.7 million.

The credit facility contains various financial and other covenants with which we must comply, including a minimum net worth requirement, restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to subordinated creditors.

On August 6, 2002, our lender notified us that it would not renew our $28.5 million credit facility following its maturity on January 30, 2003. Since September 2002, we have been in default under our credit facility. We have executed two amendments to our credit facility, pursuant to which our lender has agreed to forbear from taking any action against us until the earlier of another event of default or May 30, 2003. Pursuant to the amendments, we are required to reduce the maximum borrowing under the credit facility to $14.1 million at May 30, 2003, as well as pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures, among other requirements. Under the amendments, at December 31, 2002, we were in violation of our debt service coverage ratio. We received a waiver of this violation from our lender. Our lender has a first secured interest in substantially all of our assets. On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of our lender, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver of our lender. The FDIC sold our loan to LINC Credit, L.L.C. on May 14, 2003.  We subsequently entered into a forbearance agreement with LINC Credit effective July 14, 2003. Among other things, and subject to earlier termination of the forbearance agreement for certain breaches of the agreement, the forbearance agreement provides for the credit facility to remain in place until September 30, 2003 at which time it may be renewed for two further months under certain conditions. Upon termination of the forbearance agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility. We can give no assurance that we will successfully renegotiate the credit facility or that the credit facility will be amended to include terms favorable to us or that LINC Credit will continue to forebear from taking action against us.

Similarly, we are in default under $5.6 million principal amount of our subordinated and non-subordinated notes. The non-subordinated lender presently has the right, but not the obligation, to accelerate the repayment of the entire $1.7 million principal balance and related penalties and interest outstanding under this notes. The subordinated lenders also have the right to demand repayment of the entire $3.9 million principal balance and related penalties and interest outstanding under these notes, subject to notification to and prior rights of the secured creditor.  Certain of our subordinated note holders have expressed a desire to demand and accelerate the repayment of their notes.

CASH FLOWS

Operating Activities

Significant uses of cash in operating activities during the three months ended March 31, 2003 include a decrease in accounts payable and accrued expenses of $813,000 and an increase of prepaid expenses and other assets of $21,000. Significant sources of cash in operating activities for 2003 were a decrease in accounts receivable of $1.6 million. We also generated cash from operations by recording net income of $83,000, deferred income tax expense of $53,000, and certain non-cash expenses, principally depreciation and amortization, of $681,000.

Significant uses of cash in operating activities during the three months ended March 31, 2002 included an increase in prepaid expenses and other assets of $275,000. A significant source of cash in operating activities during the three months ended March 31, 2002 includes a decrease in accounts receivable of $1.1 million. We also generated cash from operations by recording net income of $786,000, deferred income tax expense of $484,000, and certain non-cash expenses, principally depreciation and amortization of $561,000.

Investing Activities

Our investing activities during the three months ended March 31, 2003 and 2002 consisted of property and equipment purchases of $5,000 and $200,000.

Financing Activities

During the three months ended March 31, 2003 and 2002, financing activities used $736,000 and $2.5 million in cash. The most significant use of cash was the repayments of notes and leases payable, including our credit facility. The repayment of loans to related parties totaled approximately $159,000 and $58,000 for the three months ended March 31, 2003 and 2002.

OTHER MATTERS

Intangible Assets

We amortize intangible assets representing covenants not to compete on a straight-line basis over their contractual periods ranging up to five years. At each balance sheet date, we assess whether there has been any permanent impairment in the value of these intangible assets. The factors considered by us include if any breach in the agreements has occurred. The measurement of possible impairment is based on the ability to recover the balance of intangibles from expected future operating cash flows on an undiscounted basis. We believe there has been no impairment in the carrying value of intangible assets at March 31, 2003. However, the contractual period of a covenant not to compete with a former CEO can be accelerated upon termination of the consulting agreement with the former CEO. If the consulting agreement is terminated by the former CEO or by us, it would cause the remaining book value of the non competition agreement, approximately $1.7 million, to be amortized as an expense over the succeeding six months.

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

Forward-Looking Information

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to management. All statements other than statements of historical fact included in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements identified by the words “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We are not exposed to market risk from the changes in marketable securities, as we have no such instruments.

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three month periods ending March 31, 2002 and 2003.

We are exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under our credit facility since amounts borrowed under the credit facility accrue interest at a fluctuating rate equal to the prime lending rate, or prime, plus 3.5%. Our stated interest rate at March 31, 2000 was 9.0%, which represents the floor rate of our credit facility. At March 31, 2003 we had $13.2 million of outstanding debt bearing interest at floating rates. Market risk is estimated as the potential increase in interest rate for borrowing under our credit facility resulting from an increase in prime. Based on borrowings under our credit facility at March 31, 2003, a hypothetical increase of one percentage point in prime would increase our interest expense on an annual basis by approximately $132,000.

Our operations are all originated within the United States and we therefore conduct all business transactions in U.S. dollars.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

Except for the resignation of the our Chief Financial Officer in April 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2001, the State of Florida made an assessment totaling approximately $1.7 million, which includes penalties and interest of approximately $847,000 for underpayment of various Florida taxes, including gross receipts taxes and sales and use taxes, covering the periods from September 1993 through August 1998. We agreed with $14,000 of the assessment and subsequently paid that amount. We disagree with the remaining assessment of $1.7 million asserting that the payment of taxes that were allegedly underpaid was the responsibility of our third-party billing and collection companies. On April 28, 2003, we received a Notice of Decision, however, we believe that we will ultimately prevail in our protest of the assessment, and have not recorded a liability as of March 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

In February 2003, we issued 500 shares to an executive search firm in exchange for approximately $20,000 of services. The issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder.

Item 3. Default upon Senior Securities

We are in default of our credit facility, as more fully described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations".  Our existing default in our credit facility has been temporily waived pursuant to the forbearance agreement with our primary lenders.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Merger with PowerNet Global Communications, Inc., or PNG.    Our previously announced merger negotiations with PowerNet Global Communications, Inc. were terminated Friday, April 25, 2003.

Agreements with Carriers.  In 2003, we lowered our transmission service costs and resolved certain billing disputes and claims between our vendors and us. We are continuing negotiations with existing and prospective carriers that would further reduce our cost of telecommunications service for 2003.

Item 6. Exhibits and reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 10 registration statement, filed October15, 1999)
3.2	Amended and Restated Bylaws of the Registrant (which is incorporated herein by reference to Exhibit 3.2(ii) to Registrant’s Second Quarter Form 10-Q, filed August 19, 2002)
4.1

Form of certificate representing shares of the Registrant’s common stock (which is incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 10 registration statement, filed October 15, 1999)

4.2	Form of Type C Redemption Agreement (which is incorporated herein by reference to Exhibit 4.4 to Registrant’s Form 10 registration statement, filed October 15, 1999)
4.3	Form of Type D Redemption Agreement (which is incorporated herein by reference to Exhibit 4.5 to Registrant’s Form 10 registration statement, filed October 15, 1999)
4.4	Form of Convertible Note (which is incorporated herein by reference to Exhibit 4.6 to Registrant’s Form 10 registration statement, filed October 15, 1999)
4.5

Promissory Note dated April 20, 1999, payable by the Registrant to John Damoose (which is incorporated herein by reference to Exhibit 4.8 to Registrant’s Form 10 registration statement, filed October 15, 1999)

4.7

Promissory Note dated April 20, 1999, payable by the Registrant to C.A.S.E. (which is incorporated herein by reference to Exhibit 4. to Registrant’s Form 10 registration statement, filed October 15, 1999)

4.8	Form of Subordinated Note dated February 1, 2001. (which is incorporated herein by reference to Exhibit 4.8 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
4.8.1	List of Subordinated Notes dated February 1, 2001. (which is incorporated herein by reference to Exhibit 4.8.1 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
4.9	Promissory Note dated November 15, 2001, payable by the Registrant to Larry J. Geringer(which is incorporated herein by reference to Exhibit 4.9 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
4.10

Promissory Note dated November 15, 2001, payable by the Registrant to Tineke C. Geringer. (which is incorporated herein by reference to Exhibit 4.10 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

4.11	Form of Subordinated Tranche ‘B’ and ‘C’ Note Payable dated February 15, 2000. (which is incorporated herein by reference to Exhibit 4.11 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
4.11.1	List of Subordinated Tranche ‘B’ and ‘C’ Note Payables dated February 15, 2000. (which is incorporated herein by reference to Exhibit 4.11.1 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
9.1

Freeny Voting Trust Agreement, dated September 1, 2001, by and among the Registrant, Tracy C. Freeny and Sharon Freeny, as beneficiaries, and David Clark, Russell Beaty, and David Thompson, as trustees (which is incorporated herein by reference to Exhibit 10.30 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.1

Loan and Security Agreement dated as of February 4, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.1.1

Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18.1 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.1.2

Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18.2 to Registrant’s Form 10 registration statement, filed July 10, 2000)

Exhibit Number	Description

10.1.3

Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.1.3 to Registrant’s 2001 Form 10-K, filed, April 16, 2002)

10.1.4

Amendment Number Four to Loan and Security Agreement dated as of March 22, 2002 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.4 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.1.5

Amendment Number Five to Loan and Security Agreement dated as of November 26, 2002 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.5 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.1.6

Amendment Number Six to Loan and Security Agreement dated as of January 31, 2003 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.6 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.1.7

Waiver of Event of Default on Loan and Security Agreement dated as of February 27, 2003 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.7 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.2

Settlement Agreement, dated as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.28 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.3**

Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.29 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.4

Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.31 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.5

Promissory Note dated September 1, 2001, payable by the Registrant to Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.32 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.6**

Amended and Restated Employment Agreement, dated as of May 24, 2000 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 10 registration statement, filed July 10, 2000)

10.8

Asset Purchase Agreement, dated as of April 30, 1999, among Hebron, AmeriVision, Tracy Freeny, Carl Thompson and S. T. Patrick (which is incorporated herein by reference to Exhibit 10.13 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.9

Lease/License Agreement, dated as of April 30, 1999 between Hebron and AmeriVision (which is incorporated herein by reference to Exhibit 10.14 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.10

Form of Promissory Note payable by AmeriVision to Hebron (form to be used with respect to Switch Note and Internet Note) (which is incorporated herein by reference to Exhibit 10.15 to Registrant’s Form 10 registration statement filed October 15 1999)

10.11

Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by AmeriVision to Hebron (which is incorporated herein by reference to Exhibit 10.16 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.12

Capital Stock Escrow and Disposition Agreement dated April 30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner Warren & Rudy, P.A. (which is incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.13**

Letter Agreement dated as of December 31, 1999 between the Company and John Telling (which is incorporated herein by reference to Exhibit 10.24 to Registrant’s Form 10 registration statement, filed July 10, 2000)

Exhibit Number	Description

10.14**	Stock Incentive Plan (which is incorporated herein by reference to Exhibit 10.27 to Registrant’s Form 10 registration statement, filed July 10, 2000)
10.15

Acknowledgement and Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002)

10.16

Consulting and Settlement Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002)

10.17	Promissory Note, dated as July 10, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002)
10.18

Confidentiality and Non-Competition Agreement, dated as June 26, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002)

10.21**

Consulting Agreement dated October 1, 2002 between the Registrant and Task Force 3, LLC (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.22**	Employment Agreement dated January 31, 2002 between the Registrant and Al Jones (which is incorporated herein by reference to Exhibit 10.22 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
10.23**	Employment Agreement dated November 11, 2002 between the Registrant and Robert Cook (which is incorporated herein by reference to Exhibit 10.23 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
10.24

Telecommunications Services Agreement dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.19 to Registrant’s Form 10 registration statement, filed October 15, 1999)

*10.24.1(+)	Telecommunications Services Agreement Amendment 14 dated January 16, 2003 by and between the Registrant and WorldCom Network Services, Inc.
*10.24.2(+)	Telecommunications Services Agreement Amendment 15 dated November 26, 2002 by and between the Registrant and WorldCom Network Services, Inc.
*10.24.3(+)	Telecommunications Services Agreement Amendment 16 dated January17, 2003 by and between the Registrant and WorldCom Network Services, Inc.
10.25

Program Enrollment Terms dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.25.1(+)

Amended and Restated Program Enrollment Terms dated November 11, 2001 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.25.1 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.26

Security Agreement dated April 20,1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.27(+)

Master Service Agreement dated October 18, 2002 by and between the Registrant and Broadwing Communications Services, Inc. (which is incorporated herein by reference to Exhibit 10.27 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

*10.28	Lease agreement dated January 1, 2000, by and between the Registrant and Hebron Communications Corporation.
*10.29	Lease agreement dated November 18, 2002, by and between the Registrant and Hebron Communications Corporation.

*                                         Filed herewith

**                                  Compensatory contract

(+)                                 Confidential treatment requested

(b)                                  Reports on Form 8-K

On March 11, 2003, we filed an 8-K announcing the FDIC being appointed receiver of our lender and our negotiations of a merger with PowerNet Global Communications, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIVISION COMMUNICATIONS, INC.

/s/ Robert D. Cook
DATE: July 30, 2003	By:	Robert D. Cook, President and Chief Executive Officer

/s/ Randall W. Muth
	By:	Randall W. Muth, Chief Financial Officer

CERTIFICATIONS

I, Robert Cook, certify that:

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2003

/s/ Robert D. Cook
Robert D. Cook
President, Chief Executive Officer

CERTIFICATIONS

I, Randall W. Muth, certify that:

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 30, 2003

/s/ Randall W. Muth
Randall W. Muth
Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amerivision Communications, Inc. on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert Cook, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert D. Cook
President, Chief Executive Officer
July 30, 2003

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amerivision Communications, Inc. on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Randall W. Muth, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Randall W. Muth
Chief Financial Officer
July 30, 2003