Form 10-Q
period 2003-06-30
AMERIVISION COMMUNICATIONS INC
filed 2003-08-14
CIK 879385

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At June 30, 2003, there were 860,906 shares of our common stock outstanding.

AMERIVISION COMMUNICATIONS, INC. INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Information at June 30, 2003 is unaudited)

	December 31, 2002	June 30, 2003

ASSETS
Current Assets:
Cash	$799	$1,439
Accounts receivable, net of allowance for uncollectible accounts of $1,542 and $936 at December 31, 2002 and June 30, 2003, respectively	8,538	5,968
Prepaid expenses and other current assets	1,047	1,046
Total current assets	10,384	8,453
Property and equipment, net	2,400	1,531
Net deferred income tax benefits	1,465	1,529
Covenants not to compete, net	2,319	1,842
Other assets	623	572
Total assets	$17,191	$13,927

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Revolving line of credit	$13,719	$12,166
Accounts payable and accrued expenses	8,802	7,464
Current portion of other notes payable and capital lease obligations	1,140	1,299
Loans and notes payable to related parties, current portion	4,829	5,060
Short-term notes payable to individuals	279	279
Total current liabilities	28,769	26,268
Long-term debt to related parties, net of current portion	859	307
Long-term debt, net of current portion	259	55
Redeemable common stock, carried at redemption value	1,200	1,200

Commitments and Contingencies
Stockholders’ deficiency:
Common stock, $0.10 par value, 1,000,000 shares authorized; shares issued and outstanding at December 31, 2002 and June 30, 2003 of 832,869 and 845,369 respectively, net of 15,537 redeemable shares	82	84
Additional paid-in capital	11,000	11,088
Retained earnings (accumulated deficit)	(24,978)	(25,075)
Total stockholders’ deficiency	(13,896)	(13,903)
Total liabilities and stockholders’ deficiency	$17,191	$13,927

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenues:
Net sales	$17,470	$10,770	$33,845	$23,110
Operating expenses:
Cost of telecommunication services	8,523	4,330	15,063	8,982
Selling, general and administrative expenses	7,125	5,286	14,461	11,622
Depreciation and amortization	538	792	1,075	1,359
Total operating expenses	16,186	10,408	30,599	21,963
Income from operations	1,284	362	3,246	1,147
Other income (expense):

Interest expense	(517)	(512)	(1,093)	(984)
Interest expense to related parties	(118)	(181)	(244)	(361)
Other income	33	34	41	37
Total other income (expense)	(602)	(659)	(1,296)	(1,308)
Income (loss) before income tax expense (benefit)	682	(297)	1,950	(161)
Income tax expense (benefit)	267	(117)	751	(64)
Net income (loss)	$415	$(180)	$1,199	$(97)

Earnings (loss) per share:
Basic earnings (loss) per share	$.49	$(.21)	$1.45	$(.12)
Diluted earnings (loss) per share	$.43	$(.21)	$1.26	$(.12)
Weighted average common shares outstanding:
Basic	832,438	839,369	829,627	836,286
Diluted	955,190	839,369	953,379	836,286

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(In thousands)

	Stockholders’ deficiency
	Common Stock		Additional Paid-in Capital		Unearned Compensation		Retained Earnings Accumulated (Deficit)		Total

Balance at December 31, 2001	$82		$9,275		$(14)		$(26,323)		$(16,980)
Expiration of potential rescission claims on nonredeemable common stock	-0	-	1,222		-0	-	-0	-	1,222
Stock issued to board of directors for services	-0	-	84		-0	-	-0	-	84
Vesting of restricted stock awards and stock options	-0	-	2		14		-0	-	16
Forfeiture of stock awards	-0	-	397		-0	-	-0	-	397
Issuance of common stock for payment of note payable	-0	-	20		-0	-	-0	-	20
Net income	-0	-	-0	-	-0	-	1,345		1,345
Balance at December 31, 2002	$82		$11,000		$-0	-	$(24,978)		$(13,896)
Issuance of common stock (unaudited)	2		88						90
Net income (loss) (unaudited)	-0	-	-0	-	-0	-	(97)		(97)
Balance at June 30, 2003 (unaudited)	$84		$11,088		$-0	-	$(25,075)		$(13,903)

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Six months ended June 30,
2002	2003

Cash flows from operating activities:
Net income	$1,199	$(97)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	822	881
Amortization of covenants not to compete	252	477
Amortization of unearned compensation related to stock option,awards and issuance of common stock	139	90
Deferred income tax benefit	751	(64)
Change in assets and liabilities:
Decrease (increase) in operating assets:
Accounts receivable	81	2,570
Prepaid expenses and other assets	(246)	52
Increase (decrease) in operating liabilities, accounts payable and accrued expenses	1,303	(1,338)
Net cash provided by operating activities	4,301	2,571
Cash flows from investing activities:
Purchase of property and equipment	(914)	(12)
Cash flows from financing activities:
Repayments of loans and other obligations to related parties	(238)	(320)
Net decrease in borrowings under line of credit arrangements	(3,408)	(1,553)
Repayment of notes payable and capital lease obligations	(595)	(46)
Net cash used in financing activities	(4,241)	(1,919)
Net change in cash and cash equivalents	(854)	640
Cash and cash equivalents at beginning of period	1,743	799
Cash and cash equivalents at end of period	$889	$1,439

Cash paid during the period for interest	$1,309	$973

Cash paid during the period for income taxes	$-0	-	$-0	-

Non cash transaction:
Recognition of non compete agreement and related notes payable	$2,011	$-0	-

The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly our financial position as of June 30, 2003 and the results of our operations  for the three and six months ended, June 30, 2002 and 2003, and cash flows for the six months ended June 30, 2002 and 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is recommended that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes as of and for the year ended December 31, 2002 included in the Company's 2002 annual report 10K. The interim results are not necessarily indicative of the results for a full year.

NOTE B—EARNINGS (LOSS) PER SHARE (share and dollars in thousands, per share amounts not in thousands)

The computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2003, is as follows:

Three months ended June 30,	Six months ended June 30,
2002	2003	2002	2003

Basic Earnings (Loss) Per Share
Net income (loss) available to nonredeemable common stockholders	$415	$(180)	$1,199	$(97)

Average shares of nonredeemable common stock outstanding	823	839	830	836

Basic earnings (loss) per share	$.49	$(.21)	$1.45	$(.12)

Diluted Earnings (Loss) Per Share
Net income (loss) available to nonredeemable common stockholders and assumed conversions	$415	$(180)	$1,199	$(97)

Average shares of nonredeemable common stock outstanding	832	839	830	836
Stock options and awards	107	-0	-	107	-0	-
Conversion of redeemable common stock	16	-0	-	16	-0	-

Average shares of common stock outstanding and assumed conversions	955	839	953	836

Diluted earnings (loss) per share	$.43	$(.21)	$1.26	$(.12)

The conversion of redeemable common stock and the issuance of stock options were not assumed in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2003 because to do so would be antidilutive for the periods.

NOTE C — LEGAL MATTERS

In August 2002, the Florida Department of Revenue issued to AmeriVision Communications, Inc. proposed assessments totaling approximately $1.8 million, which includes penalties and interest of approximately $1 million for underpayment of Florida sales and use taxes and gross receipts taxes, during the period September 1993 through August 1998. The Company disagrees with the proposed assessments and filed a protest with the Department. On April 28, 2003 the Department issued a Notice of Decision, reducing portions of the proposed assessments and sustaining the remainder. The balance shown on the Notice of Decision after application of interest through April 14, 2003 is $1.7 million. The Company has filed a petition for reconsideration of the Notice of Decision, and has engaged Florida counsel to advise and assist it in this matter.  The company believes, based upon prior experience, it is not liable for this assessment and has not recorded it as a liability as of June 30, 2003 in the financial statements.

NOTE D — LINE OF CREDIT ARRANGEMENTS

On February 4, 1999, the Company obtained a line of credit (the “Credit Facility”) from Coast Business Credit (“Coast”), a division of Southern Pacific Bank, a California corporation. On August 6, 2002, the Company was notified by Coast of its intention not to renew the Credit Facility following the occurrence of its maturity date, January 30, 2003. During September 2002, the Company was also notified of an event of default under the Credit Facility. The event of default resulted from a greater decrease in the appraised value of the Company’s subscriber base than allowed by the Credit Facility. As of December 31, 2002, the Company was also in default of its debt service coverage ratio. Subsequent to year end, the Company did receive a waiver of this default from Coast. On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of Coast, and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. The Company executed two amendments to the existing Credit Facility, whereby the FDIC as receiver of Coast agreed to forbear from taking any further actions against the Company through May 31, 2003. The terms of the amendments included requirements that the Company would: reduce the maximum borrowing under the Credit Facility to $14.1 million by May 31, 2003, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures.

On May 14, 2003, the Credit Facility was sold to LINC Credit L.L.C. (“LINC Credit”) The Company entered into a forbearance agreement (“Forbearance Agreement”) with LINC Credit effective July 14, 2003.  The Forbearance Agreement provides for the Credit Facility to remain in place and for LINC Credit to forego its remedies under the Credit Facility until September 30, 2003 at which time the Forbearance Agreement may be extended for two additional months under certain conditions.  Upon termination of the Forbearance Agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the Credit Facility.

The Credit Facility carries an interest rate of prime plus 3.5%, adjustable monthly, with a contractual floor of 9.0%. The stated interest rate at June 30, 2003 was 9.0%.  The Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable and the Company’s customer base. Outstanding balances at December 31, 2002 and June 30, 2003 were $13.7 million and $12.1 million respectively.

On July 7, 2003, the amount outstanding under the Credit Facility was approximately $12.1 million. Advances were made to the Company pursuant to the Forbearance Agreement equal to the net amount of funds collected by LINC Credit, primarily from the Company’s lockbox, for the period June 19, 2003 through July 14, 2003, less the sum of $300,000.  Advances from cash collected by LINC Credit during the forbearance period will be reduced by $35,000 per week for the period July 15, 2003 through August 29, 2003, and by $40,000 per week for the period September 1, 2003 to September 30, 2003.  During the extension period the advances will be reduced by $40,000 per week through to October 31, 2003 and then by $45,000 per week until the termination of the Forbearance Agreement.

Several of the Company’s creditors (the “Subordinated Creditors”) have agreed to accept a subordinated position in favor of the issuer of the Credit Facility. Repayment of these obligations is limited as specified in the various subordination agreements executed by the Subordinated Creditors. The total outstanding debt owed to the Subordinated Creditors as of June 30, 2003, was approximately $4.7 million.

The Credit Facility contains various financial and other covenants with which the Company must comply, including restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to the Subordinated Creditors.

The Company is actively pursuing other available financing options that may be available. As discussed further in Note E to the financial statements, if the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company’s ability to continue as a going concern and to meet its obligations as they come due.

NOTE E — FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 2003, the Company had an accumulated stockholders’ deficiency of $13.9 million and negative working capital of $17.8 million. Declining billable minutes, lower rates, and elimination of certain other fees, have reduced the Company’s net sales from $33.8 million for the period ended June 30, 2002, to $23.1 million for the same period in 2003. In addition, as discussed in Note D, the Credit Facility has matured and is subject to the terms of the Forbearance Agreement.   The Company is also in default to certain subordinated and non-subordinated debt holders with an aggregate outstanding balance of approximately $5.5 million, some of which may be subject to legal challenge.  These debt holders may have the right to demand payment of the outstanding balances, plus penalties and accrued interest, subject to the terms of their agreements.  The Company has retained a finance and restructuring consultant who is actively pursuing new financing alternatives to replace both its Credit Facility and a portion of its debt holders.

Management plans to maintain the cost-cutting measures enacted in previous years and continue to search for new ways to control expenses, including negotiations of new carrier contracts and improved collection procedures. The Company is implementing a series of initiatives and programs designed to help increase the customer base resulting in increased revenues. The Company has begun a new agent program known as the “LifeLine Giving Network.” In May 2003, the  Company  finalized an agreement to resell a bundled telephone package which includes local and long distance service.

The Company believes that the combination of continued cost-cutting measures, revenue enhancement programs, and successful negotiation of a new credit facility must occur to enable the Company to continue in existence as a going concern. Should the Board of Directors’ and management’s plans be unsuccessful, however, the Company may be unable to meet its obligations as they come due or continue in existence as a going concern. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue in existence as a going concern.

NOTE F — STOCK BASED COMPENSATION (share and dollars in thousands, per share amounts not in thousands)

At June 30, 2003, the Company had several stock-based compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and its various interpretations. No stock-based employee compensation cost is reflected in the calculation of net income (loss), as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income loss and earnings loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net income (loss)
As reported	$415	$(180)	$1,199	$(97)
Pro Forma	404	(190)	1,188	(107)
Basic earnings (loss) per share
As reported	$.49	$(.21)	$1.45	$(.12)
Pro forma	.48	(.22)	1.43	(.13)
Diluted earnings (loss) per share
As reported	$.43	$(.21)	$1.26	$(.12)
Pro forma	.42	(.22)	1.25	(.13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

The data presented below should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

	December 31,	June 30,
	2002	2003
	(000’s)	(000’s)
BALANCE SHEET DATA:
Working capital (deficit)	$(18,385)	$(17,815)
Total long-term debt	$2,318	$1,562
Total stockholders’ deficiency	$(13,896)	$(13,903)

GENERAL

Since 1998, we have experienced a decline in annual net sales from $124.2 million in 1998 to $64.1 million in 2002. The net sales for the six months ended June 30, 2002 and 2003, were $33.8 million and $23.1 million.  From June 2002 to June 2003, subscribers with traffic have decreased by 11%. To counteract the decline in revenue and subscribers we have implemented several significant cost cutting strategies, as well as strategies to increase our subscriber base and net revenues. The Company has finalized agreements to provide local service through a bundled package and continues to explore opportunities for additional services to be marketed to its client base.

Currently, the Company has a Credit Facility with LINC Credit, LLC, which is subject to a Forbearance Agreement, dated July 14, 2003 (See, Note D to Financial Statements — Line of Credit Arrangements). We continue to hold discussions with our lenders concerning refinancing the debts and to explore other alternatives for financing our operations. To that end, we hired a Finance and Restructuring consultant in July to assist us in this process.  We can provide no assurance that we will be successful in refinancing our debt, consummating reorganization, or otherwise becoming able to meet our obligations as they become due. Therefore, at June 30, 2003, substantially all of our long-term debt is classified as current. Unless these matters can be resolved, there exists substantial doubt about our ability to continue as a going concern, as expressed in our independent auditors’ report included in our 2002 Annual Report on Form 10-K.

From our inception through December 31, 2002 we have incurred cumulative net operating losses totaling $12.1 million. During the years ended December 31, 2001 and 2002, we generated net income of $3.4 million, and $1.3 million. The improvements of net income from operating activities were primarily achieved as a result of reductions in operating expenses. For the six month period ended June 30, 2003 our net loss was $97,000 compared to a net income of  $1.2 million for the same period in 2002. We have reduced our accumulated stockholders’ deficiency from $25.8 million at December 31, 1997 to $13.9 million at June 30, 2003. In addition to the net operating losses, the accumulated deficit was partially due to our declaration and payment of quarterly capital distributions to our stockholders during the period between 1994 and 1997, totaling $16.0 million, and our redemption of common stock totaling $4.7 million.

Our current liabilities exceeded our current assets by $18.4 million at December 31, 2002 and $18.8 million at June 30, 2003, mainly as a result of the long-term debt being classified as current.

We bill our customers under several different methods. Some customers receive their long distance bills directly from us. We also have billing and collection agreements with several of the regional bell operating companies, or RBOCs. Customers who are billed through the RBOCs receive their long distance phone bills with their local phone bills from the RBOC.

Selling, general and administrative expenses include billing fees charged by Local Exchange Carriers (“LECs”) and other third party billing and collection companies, bad debts, commissions to salespersons, advertising and telemarketing expenses, customer service and support, and other general overhead expenses.

Interest expense includes the cost of financing our accounts receivable and asset purchases, including loans from our primary financial institution under our Credit Facility.

We have recognized a net deferred tax asset, primarily due to net operating loss carry-forwards and allowance for doubtful accounts.

In 1996, the FCC adopted regulations implementing the Telecommunications Act of 1996. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund, collectively known as the Universal Service Fund, or USF. The FCC has allowed carriers to offset these charges by passing them through to their customers at a percentage rate greater than what is charged to the carrier. Effective April 2003, the FCC has passed additional legislation that will no longer allow for additional markup to customers of the pass through liability. As a result, we have reduced our USF charges according to the quarterly rates set by the FCC. For the three and six month period ended June 30, 2003, our net sales included USF fees of  $593,000 and $1.4 million before taking into account the cost of such telecommunication service of $504,000 and $885,000.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

The following table for the three and six month periods indicated the percentage of net sales represented by certain items in our statements of operations:

	Three Months Ended June 30		Six Months Ended June 30,
	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of telecommunications service	48.8%	40.2%	44.5%	38.9%
Selling, general & administrative expense	40.8%	49.1%	42.7%	50.3%
Depreciation and amortization expense	3.1%	7.3%	3.2%	5.8%
Total operating expenses	92.7%	96.6%	90.4%	95.0%
Income from operations	7.3%	3.4%	9.5%	5.0%
Interest expense and other	(3.0)%	(4.7)%	(3.2)%	(4.3)%
Income (loss) before income tax	3.9%	(2.7)%	5.7%	(0.7)%
Income tax expense (benefit)	1.5%	(1.0)%	2.2%	(0.2)%
Net income (loss)	2.4%	(1.7)%	3.5%	(0.5)%

Net Sales: Net sales decreased 38% to $10.8 million for the current quarter from $.5 million for the same quarter the year earlier.  Net sales decreased 32% from $33.8 million for the six months ended June 30, 2002 compared to $23.1 million for the six months ended June 30, 2003. This decrease was the result of fewer billable minutes being used by a smaller customer base as well as a reduction in per minute charges to our customers and the termination of one wholesale customer that accounted for $2.4 million and $2.7million of net sales for the three and six months ended June 30, 2002 compared to $0 in the same periods in the current year. Total billable minutes, excluding wholesale minutes, decreased 23% for the current quarter and six months ended June 30, 2003 compared to the same  periods last year.  From June 2002 to June 2003, subscribers with traffic have decreased by 11%.

Our new rate plans are geared towards direct bill as we continue to build our customer retention and brand awareness.   As of June 30, 2002, 40% of our customers received a bill directly from us  compared to 55% as of June 2003.

Cost of Telecommunication Services: Our cost of sales are variable costs based on amounts paid to our providers for our customers’ long distance usage, as well as the amounts paid to providers for customer service and support. For the three and six months ended June 30, 2002, the overall cost of telecommunication services were 48.8% and 44.5% of net sales compared to 40.2% and 38.9% of net sales for the same period in 2003, a 17.6% and 12.6% decrease in these costs as a percentage of net sales.

During the three and six month periods ended June 30, 2002 and June 30, 2003, the cost of sales and relative percentage of costs to net sales was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
	(000’s)		(000’s)		(000’s)		(000’s)
Switchless and switched operation costs	$7,268	41.6%	$3,505	32.5%	$12,660	37.4%	$7,397	32.0%
PICC/USF fees	806	4.6%	544	5.1%	1,632	4.8%	983	4.3%
Other related costs	449	2.6%	281	2.6%	771	2.3%	602	2.6%
Totals	$8,523	48.8%	$4,330	40.2%	$15,063	44.5%	$8,982	38.9%

Overall switchless and switched operation costs decreased $3.8 million and $5.3 million in the three and six month periods ended June 30, 2003 compared to the same period in 2002, due to reduced carrier costs per minute, a reduction in total consumer minutes and the termination of the wholesale customer relationship described previously.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by  $1.8 million and $2.9 million from the three and six months ended June 30, 2002 to the same period in 2003, while the relative percent of net sales increased by  21% and 18%.  This was primarily due to fixed  costs and the cost of manpower being divided over a reduced net sales amount. The significant components of selling, general and administrative expenses include the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales	Amount	Percentage of Net Sales
	(000’s)		(000’s)		(000’s)		(000’s)
Billing and Collection Expenses	$1,618	9.3%	$1,069	9.9%	$3,485	10.3%	$2,935	12.7%
Advertising and Marketing Expense	204	1.1%	80	0.7%	418	1.2%	211	0.9%
Payments to non-profit Organizations	1,133	6.4%	770	7.1%	2,345	7.0%	1,623	7.0%
Salaries & Wages	1,818	10.4%	1,735	16.2%	3,799	11.2%	3,470	15.0%
Other	2,352	13.5%	1,632	15.2%	4,414	13.0%	3,383	14.7%
Total	$7,125	40.7%	$5,286	49.1%	$14,461	42.7%	$11,622	50.3%

Billing and Collection Expenses: Billing and collection expenses include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from our direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel.

Advertising and Marketing Expense: Advertising expense decreased for the three and six months ended June 30, 2003 to

$80,000 and $211,000, compared to $204,000 and $418,000 for the same period in 2002. The decrease was primarily due to more focused efforts on specific marketing.

Affinity Partner Relationships: Sharing with Affinity Partners decreased by  $356,000 and $707,000 from the three and six months ended June 30, 2002 compared to the same periods in 2003, due primarily to an overall decrease in net sales. During the six months ended June 30, 2003, we made 3,500 monthly sharing distributions to Affinity Partners. During the six months ended June 30, 2003, two groups representing four Affinity Partners, which accounted for 18% of our gross revenue for the period, notified us that they would no longer endorse our products or services.  We expect that the loss of these endorsements will result in a loss of revenues from these organizations in the future. However, in the second quarter of 2003, we signed an agreement with a significant new Affinity Partner, and we are actively pursuing new relationships with other new partners.

Salaries and Wages: Salaries and Wages expenses decreased by $83,000 and $329,000 for the three and six months ended June 30, 2003 compared to the same period in 2002, due primarily to reorganization efforts.

Other General and Administrative Expense: Other general and administrative expenses decreased by $720,000 and $1 million during the three and six months ended June 30, 2003 compared to the same period in 2002. The primary reason for these decreases was due to increased controls on expenses.

Depreciation and Amortization: Depreciation and amortization expense totaled $538,000 and $1.4 million  for the three and six months ended June 30, 2003 compared to $538,000 and $1.1 million in the same period in 2002.

Interest Expense and Other Finance Charges: Interest expense and other finance charges increased by 9% and 1% to $693,000 and $1.3 million for the three and six months ended June 30, 2003 compared to $635,000 and  $1.3 million in the same periods in 2002. This increase is attributable to an increase in the interest rate on the revolving Credit Facility as the debt came due which was offset in part by a reduction in our Credit Facility balance due to repayments from operating cash flow.

Income Tax Expense (Benefit): During the three and six months ended June 30, 2003 and 2002 we recorded deferred income tax benefits of $117,000 and $64,000 compared to deferred tax expense of $267,000 and $751,000 for the same period in 2002.  The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carry-forwards.

Net Income: During the three and six months ended June 30, 2003 we reported net losses of $180,000 and $97,000 compared to net income of $682,000 and $1.9 million for the three and six months ended June 30, 2002.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital has improved by $430,000 from December 31, 2002 to June 30, 2003 while our cash increased by $640,000. During the same period, we reduced our Credit Facility by $1.6 million.

Credit Facility and Loans:  On February 4, 1999, the Company obtained a line of credit (the “Credit Facility”) from Coast Business Credit (“Coast”), a division of Southern Pacific Bank, a California corporation. On August 6, 2002, the Company was notified by Coast of its intention not to renew the Credit Facility following the occurrence of its maturity date, January 30, 2003. During September 2002, the Company was also notified of an event of default under the Credit Facility. The event of default resulted from a greater decrease in the appraised value of the Company’s subscriber base than allowed by the Credit Facility. As of December 31, 2002, the Company was also in default of its debt service coverage ratio. Subsequent to year end, the Company did receive a waiver of this default from Coast. On February 7, 2003, the California Division of Financial Institutions closed Southern Pacific Bank, the parent company of Coast, and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. The Company executed two amendments to the existing Credit Facility, whereby the FDIC as receiver of Coast agreed to forbear from taking any further actions against the Company through May 31, 2003. The terms of the amendments included requirements that the Company would: reduce the maximum borrowing under the Credit Facility to $14.1 million by May 31, 2003, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures.

On May 14, 2003, the Credit Facility was sold to LINC Credit L.L.C. (“LINC Credit”) The Company entered into a forbearance agreement (“Forbearance Agreement”) with LINC Credit effective July 14, 2003.  The Forbearance Agreement provides for the Credit Facility to remain in place and for LINC Credit to forego its remedies under the Credit Facility until September 30, 2003 at which time the Forbearance Agreement may be extended for two additional months under certain conditions.  Upon termination of the Forbearance Agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the Credit Facility.

The Credit Facility carries an interest rate of prime plus 3.5%, adjustable monthly, with a contractual floor of 9.0%. The stated interest rate at June 30, 2003 was 9.0%.  The Credit Facility is secured by substantially all of the Company’s assets, including accounts receivable and the Company’s customer base. Outstanding balances at December 31, 2002 and June 30, 2003 were $13.7 million and $12.1 million respectively.

On July 7, 2003, the amount outstanding under the Credit Facility was approximately $12.1 million. Advances were made to the Company pursuant to the Forbearance Agreement equal to the net amount of funds collected by LINC Credit, primarily from the Company’s lockbox, for the period June 19, 2003 through July 14, 2003, less the sum of $300,000.  Advances from cash collected by LINC Credit during the forbearance period will be reduced by $35,000 per week for the period July 15, 2003 through August 29, 2003, and by $40,000 per week for the period September 1, 2003 to September 30, 2003.  During the extension period the advances will be reduced by $40,000 per week through to October 31, 2003 and then by $45,000 per week until the termination of the Forbearance Agreement.

Several of the Company’s creditors (the “Subordinated Creditors”) have agreed to accept a subordinated position in favor of the issuer of the Credit Facility. Repayment of these obligations is limited as specified in the various subordination agreements executed by the Subordinated Creditors. The total outstanding debt owed to the Subordinated Creditors as of June 30, 2003, was approximately $4,700,000.

The Credit Facility contains various financial and other covenants with which the Company must comply, including restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to the Subordinated Creditors.

The Company is actively pursuing other available financing options that may be available. As discussed further in Note E to the financial statements, if the Company is not successful in obtaining alternative financing, there could be a material adverse effect on the Company’s ability to continue as a going concern and to meet its obligations as they come due.

As a result of the Company’s default under the Credit Facility, Coast required the Company to stop payment to the Subordinated Creditors, and consequently the Company is in default of $5.5 million principal amount of our subordinated and certain non-subordinated notes, which may be subject to legal challenge.  A non-subordinated lender presently may have the right, but not the obligation, to accelerate the repayment of the entire $1.6 million principal balance and related penalties and interest outstanding under these notes, which may be subject to legal challenge. The subordinated lenders also may have the right to demand repayment of the entire $3.9 million principal balance and related penalties and interest outstanding under these notes, subject to notification to and prior rights of the secured creditor.  Certain of our subordinated note holders have expressed a desire to accelerate the repayment of their notes.

CASH FLOWS

Operating Activities

Significant uses of cash in operating activities during the six months ended June 30, 2003 include a decrease in accounts payable and accrued expenses of $1.3 million.  Significant sources of cash in operating activities for 2003 were a decrease in accounts receivable of $2.6 million. We also generated cash from operations by recording certain non-cash expenses, principally depreciation and amortization of $1.4 million.

Significant uses of cash for operating activities during six months ended June 30, 2002 included an increase in prepaid expenses and other assets of $246,000. A significant source of cash for operating activities during the six months ended June 30, 2002 includes an increase in accounts payable and accrued expenses of $1.3 million. We also generated cash from operations by recording net income of $1.2 million, deferred income tax expense of $751,000, and certain non-cash expenses, principally depreciation and amortization of $1.1 million.

Investing Activities

Our investing activities during the six months ended June 30, 2002 and 2003 consisted of property and equipment purchases of $914,000 and $12,000.

Financing Activities

During the six months ended June 30, 2002 and 2003, financing activities used $4.2 million and $1.9 million in cash. The most significant use of cash was the repayments of notes, leases payable, and reduction of our Credit Facility. The repayment of loans to related parties totaled $238,000 and $320,000 for the six months ended June 30, 2002 and 2003.

OTHER MATTERS

Intangible Assets

We amortize intangible assets representing covenants not to compete on a straight-line basis over their contractual periods ranging up to five years. At each balance sheet date, we assess whether there has been any permanent impairment in the value of these intangible assets such as an occurrence of the breach of the agreement. The factors considered by us include if any breach in the agreements has occurred. We believe there has been no impairment in the carrying value of intangible assets at June 30, 2003. However, the contractual period of a covenant not to compete with a former CEO can be accelerated upon termination of the consulting agreement with the former CEO. If the consulting agreement is terminated by the former CEO or by us, it would cause the remaining book value of the non-competition agreement, $1.6 million, to be amortized as an expense over the succeeding six months.

Inflation and Changing Prices

Telecommunications revenues do not necessarily track the changes in general inflation. Rather, they tend to respond to the level of activity on the part of the telecommunications industry in combination with the number of competing companies. Capital and operating costs are influenced to a larger extent by specific price changes in the telecommunications industry and to a lesser extent by changes in general inflation.

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

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and six month periods ending June 30, 2002 and 2003.

We are exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under our Credit Facility since amounts borrowed under the Credit Facility accrue interest at a fluctuating rate equal to the prime lending rate plus 3.5%. Our stated interest rate at June 30, 2003 was 9.0%, which represents the floor rate of our Credit Facility. At June 30, 2003 we had $12.2 million of outstanding debt bearing interest at floating rates. Market risk is estimated as the potential increase in interest rate for borrowing under our Credit Facility resulting from an increase in prime. Based on borrowings under our Credit Facility at June 30, 2003, a hypothetical increase of one percentage point in prime would increase our interest expense on an annual basis by $122,000.

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

Randall Muth joined the company in May of 2003 and was promoted to Chief Financial Officer in July 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002, the Florida Department of Revenue issued to AmeriVision Communications, Inc. proposed assessments totaling approximately $1.8 million, which includes penalties and interest of approximately $1 million for underpayment of Florida sales and use taxes and gross receipts taxes, during the period September 1993 through August 1998. The Company disagrees with the proposed assessments and filed a protest with the Department. On April 28, 2003 the Department issued a Notice of Decision, reducing portions of the proposed assessments and sustaining the remainder. The balance shown on the Notice of Decision after application of interest through April 14, 2003 is $1.7 million. The Company has filed a petition for reconsideration of the Notice of Decision, and has engaged Florida counsel to advise and assist it in this matter.  The company believes, based upon prior experience, it is not liable for this assessment and has not recorded it as a liability as of June 30, 2003 in the financial statements.

Item 2. Changes in Securities and Use of Proceeds

In June 2003, we issued 12,000 shares of common stock to the Board of Directors for their service to the Company.

Item 3. Default upon Senior Securities

We are currently in a “Permitted Event of Default” of our Credit Facility, as that term is defined in our Forbearance Agreement.  Our existing “Permitted Event of Default” of our Credit Facility has been waived pursuant to the terms of the Forbearance Agreement with our primary lender.

Item 4. Submission of Matters to a Vote of Security Holders

On July 31, 2003, the company held its annual meeting of shareholders.  At that meeting, nine directors were nominated as set forth in management’s proxy material, along with one nomination from the floor.  Nine directors were elected by plurality vote.  They were:

Tom Choquette

David Clark

Sharon Freeny

Wilbur Fullbright

Belarmino Gonzalez

Kenneth Guthrie

Curtis Nestegard

Art Richardson

Wallace Walcher

Appointment of the independent auditors was ratified.

Item 5. Other Information

Agreements with Carriers.  In 2003, we lowered our transmission service costs and resolved certain billing disputes and claims between our vendors and us. We are continuing negotiations with existing and prospective carriers that could further reduce our cost of telecommunications service for 2003.

CFO.  Randall Muth joined our management team in May of 2003 and was promoted to Chief Financial Officer in July 2003.  Mr. Muth has spent the last 18 years of his career in senior management positions in both finance and operations with public and private companies operating in the communications and telecommunications sectors.  Prior to that, Mr. Muth spent a number of years in public practice with national public accounting firms, providing financial accounting and tax services to clients.  Mr. Muth earned his Bachelor of Commerce degree from the University of Alberta.

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

4.8	Form of Subordinated Note dated February 1, 2001. (which is incorporated herein by reference to Exhibit 4.8 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
4.8.1	List of Subordinated Notes dated February 1, 2001. (which is incorporated herein by reference to Exhibit 4.8.1 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
4.9	Promissory Note dated November 15, 2001, payable by the Registrant to Larry J. Geringer (which is incorporated herein by reference to Exhibit 4.9 to Registrant’s 2002 Form 10-K, filed April 15, 2003)
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

10.1.3

Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.1.3 to Registrant’s 2001 Form 10-K, filed, April 16, 2002)

10.1.4

Amendment Number Four to Loan and Security Agreement dated as of March 22, 2002 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.4 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.1.5

Amendment Number Five to Loan and Security Agreement dated as of November 26, 2002 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.5 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.1.6

Amendment Number Six to Loan and Security Agreement dated as of January 31, 2003 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.6 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.1.7

Waiver of Event of Default on Loan and Security Agreement dated as of February 27, 2003 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit 10.1.7 to Registrant’s 2002 Form 10-K, filed April 15, 2003)

10.2

Settlement Agreement, dated as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.28 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.3**

Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.29 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.4

Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.31 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.5

Promissory Note dated September 1, 2001, payable by the Registrant to Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.32 to Registrant’s 2001 Third Quarter Form 10-Q, filed December 28, 2001)

10.6**

Amended and Restated Employment Agreement, dated as of May 24, 2000 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.3 to Registrant’s Form 10 registration statement, filed July 10, 2000), which may be subject to legal challenge.

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
10.15

Acknowledgement and Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002), which may be subject to legal challenge.

10.16

Consulting and Settlement Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002), which may be subject to legal challenge.

10.17

Promissory Note, dated as July 10, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002), which may be subject to legal challenge.

10.18

Confidentiality and Non-Competition Agreement, dated as June 26, 2002 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.1 to Registrant’s 2002 Form 10-Q, filed August 19, 2002), which may be subject to legal challenge.

10.21**

Consulting Agreement dated October 1, 2002 between the Registrant and Task Force 3, LLC (which is incorporated herein by reference to Exhibit 10.21 to Registrant’s 2002 Form 10-K, filed April 20, 2003)

10.22**	Employment Agreement dated January 31, 2002 between the Registrant and Al Jones (which is incorporated herein by reference to Exhibit 10.22 to Registrant’s 2002 Form 10-K, filed April 20, 2003)
10.23**	Employment Agreement dated November 11, 2002 between the Registrant and Robert Cook (which is incorporated herein by reference to Exhibit 10.23 to Registrant’s 2002 Form 10-K, filed April 20, 2003)
10.24

Telecommunications Services Agreement dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.19 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.24.1(+)

Telecommunications Services Agreement Amendment 14 dated January 16, 2003 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.24.1 to Registrant’s 2003 Form 10Q, filed July 31, 2003.

10.24.2(+)

Telecommunications Services Agreement Amendment 15 dated November 26, 2002 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.24.2 to Registrant’s 2003 Form 10Q, filed July 31, 2003.

10.24.3(+)

Telecommunications Services Agreement Amendment 16 dated January17, 2003 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.24.3 to Registrant’s 2003 Form 10Q, filed July 31, 2003.

10.25

Program Enrollment Terms dated April 20, 1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.25.1(+)

Amended and Restated Program Enrollment Terms dated November 11, 2001 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.25.1 to Registrant’s 2002 Form 10-K, filed April 20, 2003)

10.26

Security Agreement dated April 20,1999 by and between the Registrant and WorldCom Network Services, Inc. (which is incorporated herein by reference to Exhibit 10.20 to Registrant’s Form 10 registration statement, filed October 15, 1999)

10.27(+)

Master Service Agreement dated October 18, 2002 by and between the Registrant and Broadwing Communications Services, Inc. (which is incorporated herein by reference to Exhibit 10.27 to Registrant’s 2002 Form 10-K, filed April 20, 2003)

10.28

Lease agreement dated January 1, 2000, by and between the Registrant and Hebron Communications Corporation.  (which is incorporated herein by reference to Exhibit 10.28 to Registrant’s 2003 Form 10Q, filed July 31, 2003.

10.29

Lease agreement dated November 18, 2002, by and between the Registrant and Hebron Communications Corporation. (which is incorporated herein by reference to Exhibit 10.29 to Registrant’s 2003 Form 10Q, filed July 31, 2003.

10.30*

Forbearance Agreement dated July 14, 2003, by and between the Registrant and Continental Business Credit, Textron Financial Corporation, Republic Financial Corporation, and LINC Credit, L.L.C. (which is incorporated herein by reference to Exhibit 10.30 to Registrant’s 2003 Form 10Q, filed August 14, 2003.

10.31(+)*

Special Rate Amendment No. 17 dated June 11, 2003 by and between the Registrant and MCI WorldCom Network. (which is incorporated herein by reference to Exhibit 10.31 to Registrant’s 2003 Form 10Q, filed August 14, 2003.

31.1*	Certification of President and Chief Executive Officer of Amerivision Communication, Inc.
31.2*	Certification of Vice President and Chief Financial Officer of Amerivision Communication, Inc.
32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2*	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. § 1350

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

AMERIVISION COMMUNICATIONS, INC.

/s/ Robert D. Cook
DATE: AUGUST 14, 2003	By:	Robert D. Cook, President and Chief Executive Officer

/s/ Randall W. Muth
	By:	Randall W. Muth, Chief Financial Officer