Form 10QSB
period 2003-09-30
AMERIVISION COMMUNICATIONS INC
filed 2003-11-19
CIK 879385

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       Or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file no. 0-27683

                        AmeriVision Communications, Inc.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                            73-1378798
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                        5900 Mosteller Drive, Suite 1800
                          Oklahoma City, Oklahoma 73112
              (Address of principal executive offices) (Zip Code)

                                 (405) 600-3500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     At September 30, 2003, there were 860,906 shares of our common stock outstanding.

AMERIVISION  COMMUNICATIONS,  INC.  INDEX


Part  I.     Financial  Information
--------     ----------------------
Item  1.     Financial  Statements
             Condensed  Consolidated  Balance  Sheets -
               December 31, 2002 and September 30, 2003 (unaudited)
             Condensed Consolidated Statements of Operations (unaudited) -
               Three and nine months  ended September 30, 2002 and 2003
             Condensed  Consolidated Statements  of Stockholders'
               Deficiency for the  year  ended December 31, 2002
               and nine months ended September 30, 2003 (unaudited)
             Condensed  Consolidated  Statements of Cash Flows
               (unaudited)- Nine months ended  September 30, 2002
               and  2003
             Notes to Condensed Consolidated Financial Statements
               (unaudited)
Item  2.     Management's Discussion and Analysis of Financial
               Condition and Results  of  Operations
Item  3.     Quantitative and Qualitative Disclosures About Market Risk
Item  4.     Controls  and  Procedures

Part  II.    Other  Information
---------    ------------------
Item  1.     Legal  Proceedings
Item  2.     Changes  in  Securities  and  Use  of  Proceeds
Item  3.     Default  Upon  Senior  Securities
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
Item  5.     Other  Information
Item  6.     Exhibits  and  reports  on  Form  8-K
Signatures

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

     AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                (Information at September 30, 2003 is unaudited)

                                                   December 31,
                                                       2002       September  30,
                                                    (Restated)          2003
                                                  --------------  --------------

                                     ASSETS
Current  Assets:
  Cash                                             $       799     $      2,022
  Accounts  receivable,  net of allowance
    for uncollectible accounts of $1,542 and
    $936 at December 31, 2002 and September
    30, 2003, respectively                               8,538            5,546
  Prepaid expenses and other current assets              1,047              763
                                                   -----------     ------------
      Total current assets                              10,384            8,331

Property and equipment, net                              2,400            1,063
Net deferred income tax benefits                         1,694            2,188
Covenants not to compete, net                            2,319              652
Other assets                                               623              572
                                                   -----------     ------------
      Total assets                                 $    17,420     $     12,806
                                                   ===========     ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
  Revolving line of credit                         $    13,719     $     12,486
  Accounts payable and accrued expenses                  9,386            7,361
  Current portion of other notes payable and
    capital lease obligations                            1,140            1,241
  Loans  and  notes  payable  to  related
    parties, current portion                             4,829            5,313
  Short-term notes payable to individuals                  279              279
                                                   -----------     ------------
      Total current liabilities                         29,353           26,680

Long-term debt to related parties, net of
  current portion                                          859                -
Long-term debt, net of current portion                     259               92
Redeemable common stock, carried at
  redemption value                                       1,200            1,200

Commitments  and  Contingencies
Stockholders'  deficiency:
  Common  stock,  $0.10  par value, 1,000,000
    shares authorized; shares issued and
    outstanding  at  December 31, 2002 and
    September 30, 2003 of 832,869 and 845,369
    respectively, net of 15,537 redeemable shares           82               83
  Additional paid-in capital                            11,000           11,089
  Retained earnings (accumulated deficit)              (25,333)         (26,338)
      Total  stockholders'  deficiency                 (14,251)         (15,166)
                                                   -----------     ------------

Total  liabilities and stockholders' deficiency    $    17,420     $     12,806
                                                   ===========     ============

   The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   Three months           Nine months
                                                      ended                 ended
                                                  September  30,         September  30,
                                                 2002       2003        2002       2003
                                              ---------  ---- ----  ---------  ----------
Revenues:
Net  sales                                    $  16,538  $   9,868  $  50,384  $  33,081
Operating  expenses:
  Cost of telecommunication services              7,143      3,981     22,126     12,960
  Selling, general and administrative expenses    7,446      5,199     21,987     16,824
  Depreciation and amortization                     608        809      1,684      2,168
  Writedown of long-term asset                        -        822          -        822
                                              ---------  ---- ----  ---------  ----------
Total  operating  expenses                       15,197     10,811     45,797     32,774
                                              ---------  ---- ----  ---------  ---------

Income  (loss)  from  operations                  1,341       (943)     4,587        307

Other  income  (expense):
  Interest expense                                 (488)      (323)    (1,580)   (1,307)

  Interest expense to related parties              (180)      (180)      (425)     (540)
  Other income (expense)                              9          6         50        41
                                              ---------  ---- ----  ---------  ----------
Total other income (expense)                       (659)      (497)    (1,955)   (1,806)

Income (loss) before income tax expense
  (benefit)                                         682     (1,440)     2,632    (1,499)
                                              ---------  ---- ----  ---------  ---------

Income  tax  expense  (benefit)                     265       (469)     1,016      (494)

Net income (loss)                             $     417  $    (971) $   1,616  $ (1,005)
                                              =========  =========  =========  ========

Earnings  (loss)  per  share:
  Basic  earnings  (loss)  per share          $     .50  $   (1.15) $    1.95  $  (1.20)
  Diluted  earnings (loss) per share          $     .44  $   (1.15) $    1.69  $  (1.20)
Weighted average common shares outstanding:
  Basic                                         831,866    845,369    830,307   839,313
  Diluted                                       954,618    845,369    954,393   839,313

   The accompanying notes are an integral part of these financial statements.

      AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF
                            STOCKHOLDERS' DEFICIENCY
                                 (In thousands)

                                                           Stockholders' deficiency
                                            -----------------------------------------------------------
                                                                                 Retained
                                                      Additional                 Earnings
                                             Common     Paid-in     Unearned    Accumulated
                                              Stock     Capital   Compensation   (Deficit)      Total
                                            --------  ----------  ------------  ------------  ----------
Balance at December 31, 2001                $     82  $  9,275     $     (14)     $(26,323)   $ (16,980)
Expiration of potential rescission claims
  on nonredeemable common stock                    0     1,222             0             0        1,222
Stock issued to board of directors
  for services                                     0        84             0             0           84
Vesting of restricted stock awards and
  stock options                                    0         2            14             0           16
Reduction in redemption value of
  redeemable common stock                          0       397             0             0          397
Issuance of common stock for payment
  of note payable                                  0        20             0             0           20
Net  income  (Restated)                            0         0             0           990          990
                                            --------  --------     ---------      --------    ---------
Balance at December 31, 2002 (Restated)     $     82  $ 11,000     $       0      $(25,333)   $ (14,251)
  Issuance of common stock (unaudited)             1        89                                       90

  Net income (loss) (unaudited)                    0         0             0        (1,005)      (1,005)
                                            --------  --------     ---------      --------    ---------
Balance at September 30, 2003 (unaudited)   $     83  $ 11,089     $       0      $(26,338)   $ (15,166)
                                            ========  ========     =========      ========    =========





   The accompanying notes are an integral part of these financial statements.

AMERIVISION COMMUNICATIONS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Nine  months  ended
                                                            September 30,
                                                     ---------------------------
                                                          2002          2003
                                                     ------------  -------------

Cash  flows  from  operating  activities:
Net  income                                          $     1,616   $     (1,005)
Adjustments  to  reconcile  net  income
  to  net  cash  provided  by  operating
  activities:
    Depreciation of property and equipment                 1,306         1,338
    Amortization of covenants not to compete                 378           845
    Amortization  of  unearned  compensation
      related  to  stock  option  awards and
      issuance  of  common  stock                            123            90
    Writeoff of Long-term asset                                            822
    Deferred  income  tax  benefit                         1,017           (494)
  Change  in  assets  and  liabilities:
    Decrease  (increase)  in  operating  assets:
      Accounts receivable                                   (906)         2,992
      Prepaid expenses and other assets                     (305)           335
    Increase  (decrease)  in  operating
      liabilities,  Accounts  payable and accrued
      expenses                                             1,236         (2,025)
                                                     -----------   ------------
        Net cash provided by operating activities          4,465          2,898
                                                     -----------   ------------

Cash  flows  from  investing  activities:
  Net  Purchase  of  property  and  equipment             (1,203)            (1)
                                                     -----------   ------------

Cash  flows  from  financing  activities:
  Repayments of loans and other obligations
    to related parties                                      (462)          (375)
  Net decrease in borrowings under line of
    credit arrangements                                   (2,701)        (1,233)
Repayment  of  notes  payable  and capital
  lease obligations                                         (716)           (66)
                                                     -----------   ------------
        Net  cash  used  in  financing activities         (3,879)        (1,674)
                                                     -----------   ------------

Net change in cash and cash equivalents                     (617)         1,223
Cash and cash equivalents at beginning of period           1,743            799
                                                     -----------   ------------
Cash and cash equivalents at end of period           $     1,126   $      2,022
                                                     ===========   ============

Cash paid during the period for interest             $     1,972   $      1,269
                                                     ===========   ============


Cash paid during the period for income taxes         $         0   $          0
                                                     ===========   ============

Non  cash  transaction:
  Recognition of non compete agreement and
    related notes payable                            $     2,011   $          0
                                                     ===========   ============

  Transfer  of  notes  payable  to  loans
    to  related  parties                             $       375   $          0
                                                     ===========   ============


   The accompanying notes are an integral part of these financial statements.

   AMERIVISION COMMUNICATIONS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                   (Unaudited)

NOTE  A-BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated condensed financial statements for AmeriVision Communications, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of our management, the condensed consolidated financial statements reflect all adjustments, of a normal and recurring nature, that are necessary to present fairly our financial position as of September 30, 2003 and the results of our operations for the three and nine months ended, September 30, 2002 and 2003, and cash flows for the nine months ended September 30, 2002 and 2003.

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

NOTE B-EARNINGS (LOSS) PER SHARE (share and dollars in thousands, per share amounts not in thousands)

     The computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002 and 2003, is as follows:

                                                   Three months           Nine months
                                                      ended                 ended
                                                  September  30,         September  30,
                                                 2002       2003        2002       2003
                                              ---------  ---- ----  ---------  ----------
Basic  Earnings  (Loss)  Per  Share
Net income (loss) available to nonredeemable
  common stockholders                         $     417  $   (971)  $   1,616  $  (1,005)
Average shares of nonredeemable common
  stock outstanding                                 832       845         830        839

Basic  earnings  (loss)  per share            $     .50  $  (1.15)  $    1.95  $   (1.20)

Diluted  Earnings  (Loss)  Per  Share
Net  income  (loss)  available  to
  nonredeemable common stockholders and
  assumed conversions                         $     417  $   (971)  $   1,616  $  (1,005)

Average shares of nonredeemable common
  stock outstanding                                 832       845         830        839
Stock  options  and  awards                         107         0         109          0
Conversion  of  redeemable  common  stock            16         0          16          0
                                              ---------  --------   ---------  ---------

Average shares of common stock
  outstanding and assumed conversions               955       845         955        839

Diluted  earnings (loss) per share            $     .44  $  (1.15)  $    1.69  $   (1.20)

     The conversion of redeemable common stock and the issuance of stock options were not assumed in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2003 because to do so would be antidilutive for the periods.

NOTE  C  -  WRITEDOWN  OF  LONG-TERM  ASSET

     As a result of the termination of a consulting contract with a former CEO, the contractual period of a covenant not to compete entered into with this individual has been accelerated. The impairment of the value has resulted in a write down of the asset and a loss in the amount of $822,000 pretax, reflected in the income (loss) from operations for the 2003 periods.

NOTE  D  -  LEGAL  MATTERS

     On August 19, 2003, the Company filed a Petition for Declaratory Judgment in Oklahoma County District Court against its former Chief Executive Officer and a former member of the AmeriVision Board of Directors, Stephen Halliday, for termination and/or reformation of the Company's Consulting and Settlement Agreement with Mr. Halliday and its related promissory note. The Company contends that Mr. Halliday breached his duties under the Agreement and it, therefore, has the right to terminate the compensation portion of the Agreement, including the note or to have those documents reformed to reflect a more reasonable compensation arrangement with Mr. Halliday. The case was removed to the United States District Court for the Western District of Oklahoma, wherein the Court dismissed the case for failure to state a claim for which relief could be granted. The case is currently on appeal with the United States Court of Appeals for the Tenth Circuit.

     On October 16, 2003, Stephen Halliday filed a Complaint in the United States District Court for the Western District of Oklahoma for default in the payment of the Company's promissory note payable to him in conjunction with his Consulting and Settlement Agreement with the Company. He alleges that under the terms of the promissory note he is entitled to declare the full amount of the promissory note immediately due and payable. There remains due and payable
$1,553,299 in principal as of August 10, 2003. The Company has denied the allegations in the Complaint and has filed its counter-claims against Mr. Halliday for certain breaches of fiduciary duty, negligence and breach of contract.

     On August 20, 2003, a former CEO and former member of the AmeriVision Board of Directors, John E. Telling, filed a demand for arbitration against the Company claiming breach of a certain Separation Agreement dated December 31, 1999, between himself and the Company. The dispute involves the alleged failure of AmeriVision to make the September and October monthly payments to Mr. Telling of $20,833 each. The Company answered the demand, denied liability and has claimed offsets for his breach of the Agreement.


     On October 23, 2003, Hebron Communications Corporation filed suit in Oklahoma County District Court against the Company for default in payment of three promissory notes aggregating $2,377,770 in principal amount as of September 30, 2003. The case is in the very initial stages of litigation.

     On November 6, 2003, the Company filed a Petition in the Oklahoma County District Court against its primary lenders, LINC Credit, L.L.C. and Republic Financial Corporation for breach of the parties' Forbearance Agreement dated July 10, 2003. On November 12, 2003, the Court issued a Temporary Restraining Order in favor of the Company and scheduled a hearing for Motion for Temporary Injunction. The Company contends the defendants have breached the renewal provision of the Forbearance Agreement and has prematurely chosen to pursue its remedies under the Company's primary credit facility.

NOTE  E  -  LINE  OF  CREDIT  ARRANGEMENTS

     On February 4, 1999, the Company obtained a line of credit (the "Credit Facility") from Coast Business Credit ("Coast"), a division of Southern Pacific Bank, a California corporation. On August 6, 2002, the Company was notified by Coast of its intention not to renew the Credit Facility following the occurrence of its maturity date, January 30, 2003. During September 2002, the Company was also notified of an event of default under the Credit Facility. The event of default resulted from a greater decrease in the appraised value of the Company's subscriber base than allowed by the Credit Facility. As of December 31, 2002, the Company was also in default of its debt service coverage ratio. Subsequent to year end, the Company did receive a waiver of this default from Coast. On
February  7,  2003,  the  California  Division  of Financial Institutions closed
Southern Pacific Bank, the parent company of Coast, and the Federal Deposit Insurance Corporation ("FDIC") was named receiver. The Company executed two amendments to the existing Credit Facility, whereby the FDIC as receiver of Coast agreed to forbear from taking any further actions against the Company through May 31, 2003. The terms of the amendments included requirements that the Company would: reduce the maximum borrowing under the Credit Facility to $14.1 million by May 31, 2003, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures.

     On May 14, 2003, the Credit Facility was sold to LINC Credit L.L.C. ("LINC Credit") The Company entered into a forbearance agreement ("Forbearance Agreement") with LINC Credit effective July 14, 2003. The Forbearance Agreement provides for the Credit Facility to remain in place and for LINC Credit to forego its remedies under the Credit Facility until September 30, 2003 at which time the Forbearance Agreement may be extended for two additional months under certain conditions. Upon termination of the Forbearance Agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the Credit Facility.

     The Credit Facility carries an interest rate of prime plus 3.5%, adjustable monthly, with a contractual floor of 9.0%. The stated interest rate at September 30, 2003 was 9.0%. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable and the Company's customer base. Outstanding balances at December 31, 2002 and September 30, 2003 were $13.7 million and $12.5 million respectively.

     On July 7, 2003, the amount outstanding under the Credit Facility was approximately $12.1 million. Advances were made to the Company pursuant to the Forbearance Agreement equal to the net amount of funds collected by LINC Credit, primarily from the Company's lockbox, for the period June 19, 2003 through July 14, 2003, less the sum of $300,000. Advances from cash collected by LINC Credit during the forbearance period were reduced by $35,000 per week for the period July 15, 2003 through August 29, 2003, and by $40,000 per week for the period September 1, 2003 to September 30, 2003. The Company is currently engaged in a dispute with LINC Credit concerning the Forbearance Agreement. LINC Credit has not agreed to extend the forbearance period as required by the terms of the Forbearance Agreement. The Company filed a law suit against LINC Credit on November 6, 2003 alleging among other claims that LINC Credit breached its obligations under the Forbearance Agreement. On November 10, 2003, the Company obtained a temporary restraining order prohibiting LINC Credit from taking the Company's cash that has been pledged as collateral for the credit Facility.

     Several of the Company's creditors (the "Subordinated Creditors") have agreed to accept a subordinated position in favor of the issuer of the Credit Facility. Repayment of these obligations is limited as specified in the various subordination agreements executed by the Subordinated Creditors. The total outstanding debt owed to the Subordinated Creditors as of September 30, 2003, was approximately $4.7 million.

     The Credit Facility contains various financial and other covenants with which the Company must comply, including restrictions on asset acquisitions, restrictions on the payment of dividends, and restrictions on principal and interest payments to the Subordinated Creditors.

     The Company believes that the combination of continued cost-cutting measures, revenue enhancement programs, and successful negotiation of a new credit facility will occur, which will enable the Company to continue in existence as a going concern. Should the Board of Directors' and management's plans be unsuccessful, however, the Company may be unable to meet its obligations as they become due or continue in existence as a going concern. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue in existence as a going concern.


NOTE  F  -  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

     At  September  30,  2003,  the  Company  had  an  accumulated stockholders'
deficiency of $15.2 million and negative working capital of $18.3 million. Declining billable minutes, lower rates, and elimination of certain other fees, have reduced the Company's net sales from $50.4 million for the nine-month period ended September 30, 2002, to $33.1 million for the same period in 2003. In addition, as discussed in Note D, the Credit Facility has matured and is subject to the terms of the Forbearance Agreement. The Company is also in default to certain subordinated and non-subordinated debt holders with an aggregate outstanding balance of approximately $5.5 million, some of which may be subject to legal challenge. These debt holders may have the right to demand payment of the outstanding balances, plus penalties and accrued interest, subject to the terms of their agreements. The Company has retained a finance and restructuring consultant who is actively pursuing new financing alternatives to replace both its Credit Facility and a portion of its debt holders.

     Management plans to maintain the cost-cutting measures enacted in previous years and continue to search for new ways to control expenses, including negotiations of new carrier contracts and improved collection procedures. The Company is implementing a series of initiatives and programs designed to help increase the customer base resulting in increased revenues. The Company has begun a new agent program known as the "LifeLine Giving Network." In May 2003, the Company finalized an agreement to resell a bundled telephone package which includes local and long distance service. Also, in August, 2003 the Company entered into an agreement with Motor Club of America Enterprises, Inc. to resell their motor club services.

     The Company believes that the combination of continued cost-cutting measures, revenue enhancement programs, and successful negotiation of a new credit facility will occur, which will enable the Company to continue in existence as a going concern. Should the Board of Directors' and management's plans be unsuccessful, however, the Company may be unable to meet its obligations as they become due or continue in existence as a going concern. The financial statements do not contain any adjustments that might be necessary should the Company be unable to continue in existence as a going concern.


NOTE  G  -  PRIOR  PERIOD  ADJUSTMENTS

     In the 3rd quarter 2003, the Company determined that it had understated its 2002 liability for USF fees by $484,000 and excise taxes by $103,000, for a total understatement of liabilities of $587,000. The deferred tax effect of these adjustments was $229,000. Accordingly, the Company has restated the 2002 Condensed Consolidated Balance Sheet and Statement of Stockholders' Deficiency by reducing retained earnings (deficit) by $358,000. As the adjustments affected the 2002 fourth quarter operating results, there was no impact upon previously reported results of operations for the three or nine-months ended September 30, 2002.


NOTE H - STOCK BASED COMPENSATION (share and dollars in thousands, per share amounts not in thousands)

     At September 30, 2003, the Company had several stock-based compensation plans. The Company accounts for those plans by using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements because all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

     Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, and FASB Statement No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure- an Amendment of FASB Statement No. 123, require disclosures as if the Company had applied the fair value method to employee awards rather than the intrinsic value method. The fair value of stock-based awards to employees is calculated through the use of option pricing models, which were developed for use in estimating the fair value of traded options, which do not have any vesting restrictions and are fully transferable. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. No awards were granted in 2002 or 2003. Accordingly, there is no disclosure of the fair value method as compared to the intrinsic value method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL  CONDITION

     The data presented below should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

                                                  December 31,     September 30,
                                                      2002              2003
                                                      ----              ----
                                                     (000's)           (000's)
BALANCE  SHEET  DATA:
  Working  capital  (deficit)                      $  (18,968)      $  (18,349)
  Total long-term debt                             $    2,318       $    1,291
  Total stockholders' deficiency                   $  (14,251)      $  (15,165)

GENERAL

     Since 1998, we have experienced a decline in annual net sales from $124.2 million in 1998 to $64.1 million in 2002. The net sales for the nine months ended September 30, 2002 and 2003, were $50.4 million and $33.1 million, respectively. From September 2002 to September 2003, subscribers with traffic have decreased by 26%. To counteract the decline in revenue and subscribers we have implemented several significant cost cutting strategies, as well as strategies to increase our subscriber base and net revenues. The Company has finalized agreements to provide local service through a bundled package and continues to explore opportunities for additional services to be marketed to its client base.

     Currently, the Company has a Credit Facility with LINC Credit, LLC, which is subject to a Forbearance Agreement, dated July 14, 2003 (See, Note D to Financial Statements - Line of Credit Arrangements). We continue to hold discussions with our lenders concerning refinancing our debt and to explore other alternatives for financing our operations. To that end, we hired a Finance and Restructuring consultant in July to assist us in this process. We can provide no assurance that we will be successful in refinancing our debt, consummating reorganization, or otherwise being able to meet our obligations as they become due. Therefore, at September 30, 2003, substantially all of our long-term debt is classified as current. Unless these matters can be resolved, there exists substantial doubt about our ability to continue as a going concern, as expressed in our independent auditors' report included in our 2002 Annual Report on Form 10-K.

     From our inception through December 31, 2002 we have incurred cumulative net operating losses totaling $12.1 million. During the years ended December 31, 2001 and 2002, we generated net income of $3.4 million, and $1.0 million, respectively. The improvements of net income from operating activities were primarily achieved as a result of reductions in operating expenses. For the nine month period ended September 30, 2003 our net loss was $1.0 million compared to a net income of $1.6 million for the same period in 2002. We have reduced our accumulated stockholders' deficiency from $25.8 million at December 31, 1997 to $15.2 million at September 30, 2003. In addition to the net operating losses, the accumulated deficit was partially due to our declaration and payment of quarterly capital distributions to our stockholders during the period between 1994 and 1997, totaling $16.0 million, and our redemption of common stock totaling $4.7 million.

Our current liabilities exceeded our current assets by $19.0 million at December 31, 2002 and $18.3 million at September 30, 2003, mainly as a result of the long-term debt being classified as current.

     We bill our customers under several different methods. Some customers receive their long distance bills directly from us. We also have billing and collection agreements with several of the regional bell operating companies, or RBOCs. Customers who are billed through the RBOCs receive their long distance phone bills with their local phone bills from the RBOC.

     Selling, general and administrative expenses include billing fees charged by Local Exchange Carriers ("LECs") and other third party billing and collection companies, bad debts, commissions to salespersons, advertising and telemarketing expenses, customer service and support, and other general overhead expenses.

     Interest expense includes the cost of financing our accounts receivable and asset purchases, which includes loans from our primary financial institution under our Credit Facility.

     We have recognized a net deferred tax asset, primarily due to net operating loss carry-forwards and allowance for doubtful accounts.

     In 1996, the FCC adopted regulations implementing the Telecommunications Act of 1996. To support universal service, carriers are required to contribute certain percentages of their annual gross receipts to fund the High Cost Fund, the Schools and Libraries Fund, and the Low Income Fund, collectively known as the Universal Service Fund, or USF. The FCC has allowed carriers to offset these charges by passing them through to their customers at a percentage rate greater than what is charged to the carrier. Effective April 2003, the FCC has passed additional legislation that will no longer allow for additional markup to customers of the pass through liability. As a result, we have reduced our USF charges according to the quarterly rates set by the FCC. For the three and nine month period ended September 30, 2003, our net sales included USF fees of $564,000 and $2.0 million before taking into account the cost of such telecommunications service of $814,000 and $1.7 million.


RESULTS  OF  OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

     The following table for the three and nine month periods indicated the percentage of net sales represented by certain items in our statements of operations:

                               Three Months Ended September 30   Nine Months Ended September 30,
                                       2002       2003                2002          2003
                                       ----       ----                ----          ----
Net  sales                             100.0%     100.0%              100.0%       100.0%
                                       -----      -----               -----        -----
Operating  expenses:
  Cost of telecommunications service    43.2%      40.4%               43.9%        39.2%
  Selling, general & administrative
    expense                             45.0%      52.7%               43.6%        50.9%
  Depreciation and amortization
    expense                              3.7%       8.1%                3.3%         6.5%
  Writeoff of Long-term asset            0.0%       8.3%                0.0%         2.5%
                                       -----      -----               -----        -----
Total operating expenses                91.9%     109.6%               90.9%        99.1%
                                       -----      -----               -----        -----
Income  (loss)  from operations          8.1%      (9.6)%               9.1%          .9%
Interest  expense and other             (4.0)%     (5.0)%              (3.9)%       (5.4)%
                                       -----      -----               -----        -----
Income (loss) before income tax          4.1%     (14.6)%               5.2%        (4.5)%
Income  tax  expense  (benefit)          1.6%      (4.8)%               2.0%        (1.5)%
                                       -----      -----               -----        -----
Net  income  (loss)                      2.5%      (9.8)%               3.2%        (3.0)%
                                       =====      =====               =====        =====

     Net Sales: Net sales decreased 40% to $9.9 million for the current quarter from $16.5 million for the same quarter the year earlier. Net sales decreased 34% from $50.4 million for the nine months ended September 30, 2002 compared to $33.1 million for the nine months ended September 30, 2003. This decrease was the result of fewer billable minutes being used by a smaller customer base as well as a reduction in per minute charges to our customers and the termination of one wholesale customer that accounted for $1.7 million and $4.4 million of net sales for the three and nine months ended September 30, 2002 compared to $0 in the same periods in the current year. Total billable minutes, excluding wholesale minutes, decreased 31% and 26% for the current quarter and nine months ended September 30, 2003 compared to the same periods last year. From September 2002 to September 2003, subscribers with traffic have decreased by 26%.

     Our new rate plans are geared towards direct bill as we continue to build our customer retention and brand awareness. As of September 30, 2002, 41% of our customers received a bill directly from us compared to 58% as of September 2003.

     Cost of Telecommunication Services: Our cost of sales are variable costs based on amounts paid to our providers for our customers' long distance usage, as well as the amounts paid to providers for customer service and support. For the three and nine months ended September 30, 2002, the overall cost of telecommunication services were 43.2% and 43.9% of net sales compared to 40.3% and 39.2% of net sales for the same period in 2003, a 6.6% and 10.8% decrease in these costs as a percentage of net sales.

     During the three and nine month periods ended September 30, 2002 and September 30, 2003, the cost of sales and relative percentage of costs to net sales was as follows:

                                             Three Months Ended September 30,      Nine Months Ended September  30,
                                          --------------------------------------  ------------------------------------
                                                 2002               2003               2002               2003
                                         --------------------  -----------------  -----------------  -----------------
                                                   Percentage         Percentage         Percentage         Percentage
                                                      of                  of                 of                 of
                                           Amount  Net Sales   Amount  Net Sales  Amount  Net Sales  Amount  Net Sales
                                         --------
                                          (000's)            (000's)             (000's)             (000's)
                                         -------     -----   -------    -----    --------    -----   --------    ----
Switchless and switched operation costs  $ 6,394     38.7%   $ 2,938    29.8%    $ 19,380    38.5%   $ 10,530    31.8%
  PICC/USF fees                              588      3.5%       849     8.6%       2,220     4.4%      1,832     5.6%
Other  related  costs                        161      1.0%       194     2.0%         526     1.0%        598     1.8%
                                         -------     ----    -------    ----     --------    ----    --------    ----
    Totals                               $ 7,143     43.2%   $ 3,981    40.4%    $ 22,126    43.9%   $ 12,960    39.2%
                                         =======     ====    =======    ====     ========    ====    ========    ====

     Overall switchless and switched operation costs decreased $3.5 million and $8.9 million in the three and nine month periods ended September 30, 2003 compared to the same period in 2002, due to reduced carrier costs per minute, a reduction in total consumer minutes and the termination of the wholesale customer relationship described previously. In November, 2003 the Company finalized an amendment with one of our carriers which resulted in a significant decrease in per minute charges. The Company anticipates immediate savings from this amendment to be approximately $60,000 per month, with potential savings of up to $300,000 per month as other existing customers are migrated over to this carrier.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $2.2 million and $5.2 million from the three and nine months ended September 30, 2002 to the same period in 2003, while the relative percent of net sales increased by 17% and 17%. This was primarily due to fixed costs and the cost of manpower being divided over a reduced net sales amount. The significant components of selling, general and administrative expenses include the following:

                                             Three Months Ended September 30,      Nine Months Ended September  30,
                                          --------------------------------------  ------------------------------------
                                                 2002               2003               2002               2003
                                         --------------------  -----------------  -----------------  -----------------
                                                   Percentage         Percentage         Percentage         Percentage
                                                      of                  of                 of                 of
                                           Amount  Net Sales   Amount  Net Sales  Amount  Net Sales  Amount  Net Sales
                                         --------
                                          (000's)            (000's)             (000's)             (000's)
                                         -------     -----   -------    -----    --------    -----   --------    ----
Billing  and  Collection Expenses        $ 2,182     13.2%   $  1,079   10.9%    $ 5,667     11.2%   $  4,014    12.1%
Advertising  and  Marketing  Expense         414      2.5%        176    1.8%      1,220      2.4%        620     1.9%
Sharing  with  Affinity  Partners          1,165      7.0%        708    7.2%      3,510      7.0%      2,332     7.0%
Salaries  &  Wages                         1,923     11.6%      1,757   17.8%      5,734     11.4%      5,227    15.8%
Other                                      1,762     10.7%      1,479   15.0%      5,856     11.6%      4,631    14.0%
                                         -------     ----    --------   ----     -------     ----    --------    ----
    Total                                $ 7,446     45.0%   $  5,199   52.7%    $21,987     43.6%   $ 16,824    50.8%
                                         =======     ====    ========   ====     =======     ====    ========    ====

     Billing and Collection Expenses: Billing and collection expenses include the contractual billing fees and bad debts charged by LECs and other third party billing companies. It also includes bad debt charge-offs from our direct bill customers. The efforts to collect the direct bill customer accounts are completed by internal personnel.

     Advertising and Marketing Expense: Advertising expense decreased for the three and nine months ended September 30, 2003 to $176,000 and $620,000, compared to $414,000 and $1.2 million for the same period in 2002. The decrease was primarily due to more focused efforts on specific marketing.

     Affinity Partner Relationships: Sharing with Affinity Partners decreased by $457,000 and $1.8 million from the three and nine months ended September 30, 2003 compared to the same periods in 2002, due primarily to an overall decrease in net sales. During the three months ended September 30, 2003, we made approximately 2,500 monthly sharing distributions to Affinity Partners. During the nine months ended September 30, 2003, two groups representing four Affinity Partners, which accounted for 18% of our gross revenue for the period, notified us that they would no longer endorse our products or services. We expect that the loss of these endorsements will result in a loss of revenues from these organizations in the future. However, in the second quarter of 2003, we signed an agreement with a significant new Affinity Partner and, in the third quarter of 2003, we signed agreements with two additional Affinity Partners representing approximately 2.0 million supporters. We continue to actively pursue new relationships with other new partners.

     Salaries and Wages: Salaries and Wages expenses decreased by $166,000 and $507,000 for the three and nine months ended September 30, 2003 compared to the same period in 2002, due primarily to reorganization efforts.

     Other General and Administrative Expense: Other general and administrative expenses decreased by $283,000 and $1.2 million during the three and nine months ended September 30, 2003 compared to the same period in 2002. The primary reason for these decreases was due to increased controls on expenses.

     Depreciation and Amortization: Depreciation and amortization expense totaled $809,000 and $2.2 million for the three and nine months ended September 30, 2003 compared to $608,000 and $1.7 million in the same period in 2002.

     Interest Expense and Other Finance Charges: Interest expense and other finance charges decreased by 25% and 8% to $505,000 and $1.8 million for the three and nine months ended September 30, 2003 compared to $668,000 and $2 million in the same periods in 2002. This decrease is attributable to a reduction in our Credit Facility balance due to repayments from operating cash flow.

     Income Tax Expense (Benefit): During the three and nine months ended September 30, 2003 we recorded deferred income tax benefits of ($659,000) and ($723,000) compared to deferred tax expense of $265,000 and $1.0 million for the same period in 2002. The income tax benefits recognized in the financial statements consist primarily of the deferred tax effects of the temporary differences between the financial and tax basis of assets and liabilities, and net operating loss carry-forwards.

     Net Income (Loss): During the three and nine months ended September 30, 2003 we reported net losses of $971,000 and $1.0 million compared to net income of $417,000 and $1.6 million for the three and nine months ended September 30, 2002. $510,000 of the loss for the 2003 periods resulted from the write down of a long term asset relating to the acceleration of the period of a covenant not to compete entered into with a former CEO.


FINANCIAL  CONDITION  AND  LIQUIDITY

     Our working capital has improved by $619,000 from December 31, 2002 to September 30, 2003 while our cash increased by $1.3 million. During the same period, we reduced our Credit Facility by $1.2 million.

     Credit Facility and Loans: On February 4, 1999, the Company obtained a line of credit (the "Credit Facility") from Coast Business Credit ("Coast"), a division of Southern Pacific Bank, a California corporation. On August 6, 2002, the Company was notified by Coast of its intention not to renew the Credit Facility following the occurrence of its maturity date, January 30, 2003. During September 2002, the Company was also notified of an event of default under the Credit Facility. The event of default resulted from a greater decrease in the appraised value of the Company's subscriber base than allowed by the Credit Facility. As of December 31, 2002, the Company was also in default of its debt service coverage ratio. Subsequent to year end, the Company did receive a waiver of this default from Coast. On February 7, 2003, the California Division of
Financial Institutions closed Southern Pacific Bank, the parent company of Coast, and the Federal Deposit Insurance Corporation ("FDIC") was named receiver. The Company executed two amendments to the existing Credit Facility, whereby the FDIC as receiver of Coast agreed to forbear from taking any further actions against the Company through May 31, 2003. The terms of the amendments included requirements that the Company would: reduce the maximum borrowing under the Credit Facility to $14.1 million by May 31, 2003, pay certain fees, not make any payments to subordinated note holders, and follow a determined plan for expenditures.

     On May 14, 2003, the Credit Facility was sold to LINC Credit L.L.C. ("LINC Credit") The Company entered into a forbearance agreement ("Forbearance Agreement") with LINC Credit effective July 14, 2003. The Forbearance Agreement provides for the Credit Facility to remain in place and for LINC Credit to forego its remedies under the Credit Facility until September 30, 2003 at which time the Forbearance Agreement may be extended for two additional months under certain conditions. Upon termination of the Forbearance Agreement, LINC Credit will have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the Credit Facility.

     The Credit Facility carries an interest rate of prime plus 3.5%, adjustable monthly, with a contractual floor of 9.0%. The stated interest rate at September 30, 2003 was 9.0%. The Credit Facility is secured by substantially all of the Company's assets, including accounts receivable and the Company's customer base. Outstanding balances at December 31, 2002 and September 30, 2003 were $13.7 million and $12.5 million respectively.

     On July 7, 2003, the amount outstanding under the Credit Facility was approximately $12.1 million. Advances were made to the Company pursuant to the Forbearance Agreement equal to the net amount of funds collected by LINC Credit, primarily from the Company's lockbox, for the period June 19, 2003 through July 14, 2003, less the sum of $300,000. Advances from cash collected by LINC Credit during the forbearance period were reduced by $35,000 per week for the period July 15, 2003 through August 29, 2003, and by $40,000 per week for the period September 1, 2003 to September 30, 2003. The Company is currently engaged in a dispute with LINC Credit concerning the Forbearance Agreement. LINC Credit has not agreed to extend the forbearance period as required by the terms of the Forbearance Agreement. The Company filed a lawsuit against LINC Credit on November 6, 2003 alleging among other claims that LINC Credit breached its obligations under the Forbearance Agreement. On November 10, 2003, the Company obtained a temporary restraining order prohibiting LINC Credit from taking the Company's cash that has been pledged as collateral for the credit Facility.

     Several of the Company's creditors (the "Subordinated Creditors") have agreed to accept a subordinated position in favor of the issuer of the Credit Facility. Repayment of these obligations is limited as specified in the various subordination agreements executed by the Subordinated Creditors. The total outstanding debt owed to the Subordinated Creditors as of September 30, 2003, was approximately $4,700,000.

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

     As a result of the Company's default under the Credit Facility, Coast required the Company to stop payment to the Subordinated Creditors, and consequently the Company is in default of $502 million principal amount of our subordinated and certain non-subordinated notes, which may be subject to legal challenge. WLWWallace L. Walcher-1501859072Need verbage that he has exercised this option and the company is challenging it. A non-subordinated lender presently may have the right, but not the obligation, to accelerate the repayment of the entire $1.6 million principal balance and related penalties and interest outstanding under these notes, which may be subject to legal challenge. The subordinated lenders also may have the right to demand repayment of the entire $3.9 million principal balance and related penalties and interest outstanding under these notes, subject to notification to and prior rights of the secured creditor. Certain of our subordinated note holders have expressed a desire to accelerate the repayment of their notes.

CASH  FLOWS

Operating  Activities

     Significant uses of cash in operating activities during the nine months ended September 30, 2003 include a net loss of 1.0 million, and a decrease in accounts payable and accrued expenses of $2.0 million. A significant source of cash in operating activities for 2003 was a decrease in accounts receivable of $3.0 million. We also generated cash from operations by recording certain non-cash expenses, principally depreciation and amortization of $2.2 million and other non-cash expenses of $910,000.

     Significant uses of cash for operating activities during nine months ended September 30, 2002 included an increase in accounts receivable of $906,000. A significant source of cash for operating activities during the nine months ended September 30, 2002 includes an increase in accounts payable and accrued expenses of $1.2 million. We also generated cash from operations by recording net income of $1.6 million, deferred income tax expense of $1.0 million, and certain non-cash expenses, principally depreciation and amortization of $1.3 million.

Investing  Activities

     Our investing activities during the nine months ended September 30, 2002 and 2003 consisted of property and equipment purchases of $1.2 million and $1,000, respectively.

Financing  Activities

     During the nine months ended September 30, 2002 and 2003, financing activities used $3.9 million and 1.7 million in cash. The most significant use of cash was the repayments of notes, leases payable, and reduction of our Credit Facility. The repayment of loans to related parties totaled $462,000 and $375,000 for the nine months ended September 30, 2002 and 2003.

OTHER  MATTERS

Intangible  Assets

     We amortize intangible assets representing covenants not to compete on a straight-line basis over their contractual periods ranging up to five years. At each balance sheet date, we assess whether there has been any permanent impairment in the value of these intangible assets such as an occurrence of the breach of the agreement. The factors considered by us include if any breach in the agreements has occurred. As a result of the termination of a consulting contract with a former CEO, the contractual period of a covenant not to compete entered into with this individual has been accelerated. The impairment of the value has resulted in a write down of the asset and a loss in the amount of $822,000 pretax, reflected in the income from operation for the period.

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

     Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine month periods ending September 30, 2002 and 2003.

     We are exposed to future earnings or cash flow fluctuations from changes in interest rates on borrowings under our Credit Facility since amounts borrowed under the Credit Facility accrue interest at a fluctuating rate equal to the prime lending rate plus 3.5%. Our stated interest rate at September 30, 2003 was 9.0%, which represents the floor rate of our Credit Facility. At September 30, 2003 we had $12.2 million of outstanding debt bearing interest at floating rates. Market risk is estimated as the potential increase in interest rate for borrowing under our Credit Facility resulting from an increase in prime. Based on borrowings under our Credit Facility at September 30, 2003, a hypothetical increase of one percentage point in prime would increase our interest expense on an annual basis by $122,000.

     The borrowings under our Credit Facility are in accordance with the Forbearance Agreement, which specifies a fixed interest rate of 9%. As a result, the Company is not exposed to future earnings or cash flow fluctuations due to changes in interest rates

     Our operations are all originated within the United States and we therefore conduct all business transactions in U.S. dollars.

Item  4.  Controls  and  Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

                           PART II. OTHER INFORMATION


Item  1.  Legal  Proceedings

     The information called for by this Item is provided in Note D - LEGAL MATTERS, included in the Notes to Condensed Consolidated Financial Statements included under Part 1, Item 1, Financial Statements of this report, which information is incorporated by reference into this item.


Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     In June 2003, we issued 12,000 shares of common stock to the Board of Directors for their service to the Company.


Item  3.  Default  upon  Senior  Securities

     We are currently in a "Permitted Event of Default" of our Credit Facility, as that term is defined in our Forbearance Agreement. Our existing "Permitted Event of Default" of our Credit Facility has been waived pursuant to the terms of the Forbearance Agreement with our primary lender.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     On July 31, 2003, the company held its annual meeting of shareholders. At that meeting, nine directors were nominated as set forth in management's proxy material, along with one nomination from the floor. Nine directors were elected by plurality vote. They were:

Tom  Choquette
David  Clark
Sharon  Freeny
Wilbur  Fullbright
Belarmino  Gonzalez
Kenneth  Guthrie
Curtis  Nestegard
Art  Richardson
Wallace  Walcher

     Appointment  of  the  independent  auditors  was  ratified.

Item  5.  Other  Information

     Agreements with Carriers. In 2003, we lowered our transmission service costs and resolved certain billing disputes and claims that we had with our vendors.

Item  6.  Exhibits  and  reports  on  Form  8-K

(a)     Exhibits

Exhibit
Number                              Description
-------                             -----------

3.1 Certificate of Incorporation of the Registrant (which is incorporated herein by reference to Exhibit 3.1 to Registrant's Form 10 registration statement, filed October15, 1999)
3.2              Amended  and  Restated  Bylaws  of  the  Registrant  (which  is incorporated herein by reference to Exhibit 3.2(ii) to Registrant's Second Quarter Form 10-Q, filed August 19, 2002)
4.1 Form of certificate representing shares of the Registrant's common stock (which is incorporated herein by reference to
                 Exhibit 4.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.2 Form of Type C Redemption Agreement (which is incorporated herein by reference to Exhibit 4.4 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.3 Form of Type D Redemption Agreement (which is incorporated herein by reference to Exhibit 4.5 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.4 Form of Convertible Note (which is incorporated herein by reference to Exhibit 4.6 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.5 Promissory Note dated April 20, 1999, payable by the Registrant to John Damoose (which is incorporated herein by reference to Exhibit 4.8 to Registrant's Form 10 registration statement, filed October 15, 1999)
4.7 Promissory Note dated April 20, 1999, payable by the Registrant to C.A.S.E. (which is incorporated herein by reference to
                 Exhibit 4. to Registrant's Form 10 registration statement, filed October 15, 1999)
4.8 Form of Subordinated Note dated February 1, 2001. (which is incorporated herein by reference to Exhibit 4.8 to Registrant's 2002 Form 10-K, filed April 15, 2003)
4.8.1 List of Subordinated Notes dated February 1, 2001. (which is incorporated herein by reference to Exhibit 4.8.1 to Registrant's 2002 Form 10-K, filed April 15, 2003)
4.9 Promissory Note dated November 15, 2001, payable by the Registrant to Larry J. Geringer (which is incorporated herein by reference to Exhibit 4.9 to Registrant's 2002 Form 10-K, filed April 15, 2003)
4.10 Promissory Note dated November 15, 2001, payable by the Registrant to Tineke C. Geringer. (which is incorporated herein by reference to Exhibit 4.10 to Registrant's 2002 Form 10-K, filed April 15, 2003)
4.11 Form of Subordinated Tranche 'B' and 'C' Note Payable dated February 15, 2000. (which is incorporated herein by reference to Exhibit 4.11 to Registrant's 2002 Form 10-K, filed April 15, 2003)
4.11.1 List of Subordinated Tranche 'B' and 'C' Note Payables dated February 15, 2000. (which is incorporated herein by reference to Exhibit 4.11.1 to Registrant's 2002 Form 10-K, filed April 15, 2003)
9.1 Freeny Voting Trust Agreement, dated September 1, 2001, by and among the Registrant, Tracy C. Freeny and Sharon Freeny, as beneficiaries, and David Clark, Russell Beaty, and David Thompson, as trustees (which is incorporated herein by reference to Exhibit 10.30 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001)
10.1             Loan  and  Security  Agreement  dated  as  of  February 4, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit 10.18 to Registrant's Form 10 registration statement, filed October 15,
                 1999)
10.1.1 Amendment Number One to Loan and Security Agreement dated as of October 12, 1999 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit
                 10.18.1 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.1.2 Amendment Number Two to Loan and Security Agreement dated as of May 10, 2000 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit
                 10.18.2 to Registrant's Form 10 registration statement, filed July 10, 2000)

Exhibit
Number                              Description
------                              -----------

10.1.3 Amendment Number Three to Loan and Security Agreement dated as of December 19, 2001 between the Registrant and Coast Business Credit (which is incorporated herein by reference to Exhibit
                 10.1.3 to Registrant's 2001 Form 10-K, filed, April  16,  2002)
10.1.4 Amendment Number Four to Loan and Security Agreement dated as of March 22, 2002 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit
                 10.1.4 to Registrant's 2002 Form 10-K, filed  April  15,  2003)
10.1.5 Amendment Number Five to Loan and Security Agreement dated as of November 26, 2002 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit
                 10.1.5 to Registrant's 2002 Form 10-K, filed  April  15,  2003)
10.1.6 Amendment Number Six to Loan and Security Agreement dated as of January 31, 2003 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to Exhibit
                 10.1.6 to Registrant's 2002 Form 10-K, filed  April  15,  2003)
10.1.7 Waiver of Event of Default on Loan and Security Agreement dated as of February 27, 2003 between the Registrant and Coast Business Credit. (which is incorporated herein by reference to
                 Exhibit 10.1.7 to Registrant's 2002 Form 10-K, filed April  15,
                 2003)
10.2 Settlement Agreement, dated as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.28 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28,
                 2001)
10.3** Consulting Agreement, dated as of September 1, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.29 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28,
                 2001)
10.4 Confidentiality Agreement, effective as of August 31, 2001, by and between the Registrant and Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.31 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28,
                 2001)
10.5 Promissory Note dated September 1, 2001, payable by the Registrant to Tracy C. Freeny (which is incorporated herein by reference to Exhibit 10.32 to Registrant's 2001 Third Quarter Form 10-Q, filed December 28, 2001) 10.6** Amended and Restated Employment Agreement, dated as of May 24, 2000 between the Registrant and Stephen D. Halliday (which is incorporated herein by reference to Exhibit 10.3 to Registrant's Form 10 registration statement, filed July 10, 2000), which may be subject to legal challenge.
10.8 Asset Purchase Agreement, dated as of April 30, 1999, among Hebron, AmeriVision, Tracy Freeny, Carl Thompson and S. T. Patrick (which is incorporated herein by reference to Exhibit
                 10.13 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.9 Lease/License Agreement, dated as of April 30, 1999 between Hebron and AmeriVision (which is incorporated herein by reference to Exhibit 10.14 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.10 Form of Promissory Note payable by AmeriVision to Hebron (form to be used with respect to Switch Note and Internet Note) (which is incorporated herein by reference to Exhibit 10.15 to Registrant's Form 10 registration statement filed October 15 1999)
10.11 Promissory Note dated February 1, 1999, in the original principal amount of $2,274,416 payable by AmeriVision to Hebron (which is incorporated herein by reference to Exhibit 10.16 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.12 Capital Stock Escrow and Disposition Agreement dated April 30, 1999 among Tracy C. Freeny, Hebron and Bush Ross Gardner Warren & Rudy, P.A. (which is incorporated herein by reference to
                 Exhibit 10.17 to Registrant's Form 10 registration statement, filed October 15, 1999)
10.13** Letter Agreement dated as of December 31, 1999 between the Company and John Telling (which is incorporated herein by reference to Exhibit 10.24 to Registrant's Form 10 registration statement, filed July 10, 2000)

Exhibit
Number                              Description
------                              -----------

10.14**          Stock Incentive Plan (which is incorporated herein by reference
                 to  Exhibit  10.27   to   Registrant's  Form  10   registration
                 statement, filed July 10, 2000)
10.15            Acknowledgement and Agreement, dated as January 1, 2002 between the Registrant and Stephen D. Halliday (which  is  incorporated herein by  reference  to  Exhibit  10.1  to  Registrant's  2002
                 Form 10-Q, filed August 19, 2002),  which  may  be  subject  to legal  challenge.
10.16            Consulting and Settlement  Agreement,  dated as January 1, 2002 between  the  Registrant  and  Stephen  D.  Halliday  (which is
                 incorporated   herein   by   reference   to   Exhibit 10.1  to
                 Registrant's  2002 Form 10-Q, filed August 19, 2002), which may be  subject  to  legal  challenge.
10.17            Promissory Note, dated  as July 10, 2002 between the Registrant
                 and  Stephen D. Halliday  (which  is  incorporated  herein   by
                 reference  to Exhibit 10.1  to  Registrant's  2002  Form  10-Q,
                 filed  August  19,  2002),  which  may  be  subject  to   legal
                 challenge.
10.18            Confidentiality  and  Non-Competition  Agreement, dated as June
                 26, 2002  between  the  Registrant   and   Stephen  D. Halliday
                 (which is incorporated  herein by  reference to Exhibit 10.1 to
                 Registrant's 2002 Form 10-Q, filed August 19, 2002), which  may be  subject  to  legal  challenge.
10.21**          Consulting  Agreement  dated   October  1,  2002   between  the
                 Registrant and  Task Force 3, LLC (which is incorporated herein
                 by  reference to  Exhibit  10.21  to  Registrant's  2002   Form
                 10-K,  filed  April  20,  2003)
10.22**          Employment  Agreement   dated  January  31,  2002  between  the
                 Registrant   and   Al  Jones  (which is  incorporated herein by
                 reference to Exhibit 10.22  to  Registrant's  2002  Form  10-K,
                 filed  April  20,  2003)
10.23**          Employment  Agreement  dated  November  11,  2002  between  the
                 Registrant  and  Robert Cook  (which is  incorporated herein by reference to Exhibit 10.23  to  Registrant's  2002  Form  10-K,
                 filed  April  20,  2003)
10.24            Telecommunications Services  Agreement  dated April 20, 1999 by and between  the  Registrant  and  WorldCom  Network  Services,
                 Inc.  (which  is incorporated herein  by reference  to  Exhibit
                 10.19  to Registrant's Form 10  registration  statement,  filed
                 October  15,  1999)
10.24.1(+)       Telecommunications  Services  Agreement  Amendment  14    dated
                 January  16, 2003  by  and  between the Registrant and WorldCom
                 Network  Services,  Inc.  (which  is  incorporated  herein   by
                 reference  to  Exhibit  10.24.1   to  Registrant's  2003   Form
                 10Q,  filed  July  31,  2003.
10.24.2(+)       Telecommunications  Services  Agreement  Amendment  15    dated
                 November  26,  2002 by  and between the Registrant and WorldCom
                 Network  Services,  Inc.  (which  is  incorporated   herein  by
                 reference   to  Exhibit  10.24.2  to  Registrant's  2003   Form
                 10Q,  filed  July  31,  2003.
10.24.3(+)       Telecommunications  Services  Agreement    Amendment  16  dated
                 January 17,  2003  by  and  between the Registrant and WorldCom
                 Network  Services,  Inc.  (which   is  incorporated  herein  by
                 reference  to  Exhibit  10.24.3 to Registrant's 2003 Form  10Q,
                 filed  July  31,  2003.
10.25            Program  Enrollment Terms  dated  April 20, 1999 by and between the  Registrant  and  WorldCom Network Services, Inc. (which is
                 incorporated   herein  by   reference  to   Exhibit  10.20   to
                 Registrant's Form 10 registration statement, filed October  15,
                 1999)
10.25.1(+)       Amended  and  Restated Program Enrollment  Terms dated November
                 11, 2001 by  and  between  the  Registrant and WorldCom Network
                 Services, Inc. (which  is  incorporated  herein by reference to
                 Exhibit 10.25.1 to Registrant's 2002  Form  10-K,  filed  April
                 20,  2003)
10.26            Security Agreement dated  April  20,1999  by  and  between  the
                 Registrant  and  WorldCom  Network  Services,  Inc.  (which  is
                 incorporated   herein   by   reference   to  Exhibit  10.20  to
                 Registrant's Form 10 registration statement, filed October  15,
                 1999)
10.27(+)         Master Service Agreement  dated October 18, 2002 by and between the  Registrant and  Broadwing  Communications  Services,  Inc.
                 (which  is incorporated herein by reference to Exhibit 10.27 to
                 Registrant's 2002 Form 10-K,  filed  April  20,  2003)
10.28            Lease agreement dated  January  1,  2000,  by  and  between the
                 Registrant  and  Hebron Communications Corporation.  (which  is
                 incorporated   herein   by   reference   to  Exhibit  10.28  to
                 Registrant's 2003 Form 10Q, filed July 31, 2003.
10.29            Lease agreement dated  November  18,  2002,  by and between the
                 Registrant  and  Hebron Communications Corporation.  (which  is
                 incorporated  herein   by   reference   to   Exhibit  10.29  to
                 Registrant's 2003 Form 10Q, filed July 31, 2003.
10.30            Forbearance Agreement dated  July  14, 2003, by and between the
                 Registrant and Continental Business Credit,  Textron  Financial
                 Corporation, Republic  Financial  Corporation, and LINC Credit,
                 L.L.C.  (which is  incorporated herein  by reference to Exhibit
                 10.30 to Registrant's 2003 Form 10Q, filed August 14,  2003.
10.31(+)         Special  Rate  Amendment  No.  17  dated  June 11, 2003  by and between  the  Registrant  and  MCI WorldCom Network.  (which is
                 incorporated  herein   by  reference   to   Exhibit  10.31   to
                 Registrant's 2003 Form 10Q, filed August 14, 2003.
31.1*            Certification of  President  and  Chief  Executive  Officer  of
                 Amerivision  Communication,  Inc.
31.2*            Certification of Vice  President and Chief Financial Officer of
                 Amerivision  Communication,  Inc.
32.1*            Certification of the  President  and  Chief  Executive  Officer
                 pursuant  to  18  U.S.C.   1350
32.2*            Certification of the Vice President and Chief Financial Officer
                 pursuant  to  18  U.S.C.   1350

------------------------------------------------
*     Filed  herewith
**    Compensatory  contract
(+)   Confidential  treatment  requested

(b)     Reports  on  Form  8-K

        None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AMERIVISION  COMMUNICATIONS,  INC.


DATE:  NOVEMBER 19, 2003        By:/s/Robert  D.  Cook
                                   ---------------------------------------------
                                   Robert  D.  Cook,  President  and  Chief
                                     Executive  Officer


                                By:/s/  Randall  W.  Muth
                                   ---------------------------------------------
                                   Randall  W.  Muth,  Chief  Financial  Officer